Form 10-Q
period 2026-06-28
Jersey Mike's Subs Inc.
filed 2026-09-09
CIK 2127043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File No. 001-43426

Jersey Mike’s Subs Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	41-5138619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Commvault Way, S300 Tinton Falls, NJ	07724
(Address of principal executive offices)	(Zip Code)
(732) 223-4044
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	JMKE	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes ☒No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes ☐No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
On September 4, 2026, there were 233,405,414 shares of Class A common stock, par value $0.0001 per share, outstanding and 84,233,486 shares of Class B common stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Jersey Mike’s Subs Inc.
	Unaudited Condensed Consolidated Financial Statements:
	Balance Sheets as of June 28, 2026 and February 24, 2026	4
	Notes to Balance Sheet	5

	Jersey Mike’s HoldCo, LLC
	Unaudited Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of June 28, 2026 (Successor) and December 28, 2025 (Successor)	7
	Condensed Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended June 28, 2026 (Successor), the Thirteen Weeks Ended June 29, 2025 (Successor), and the Periods January 1 through January 15, 2025 (Predecessor) and January 16 through June 29, 2025 (Successor)	8
	Condensed Consolidated Statements of Changes in Members’ Equity (Deficit) for the Thirteen and Twenty-Six Weeks Ended June 28, 2026 (Successor), and the Periods January 1 through January 15, 2025 (Predecessor) and January 16, 2025 through June 29, 2025 (Successor)	9
	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended June 28, 2026 (Successor), and the Periods January 1 through January 15, 2025 (Predecessor) and January 16 through June 29, 2025 (Successor)	10
	Notes to Condensed Consolidated Financial Statements	11
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4	Controls and Procedures	33
PART II. OTHER INFORMATION
Item 1	Legal Proceedings	34
Item 1A	Risk Factors	34
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3	Defaults Upon Senior Securities	35
Item 4	Mine Safety Disclosures	35
Item 5	Other Information	35
Item 6	Exhibits	36
	Signatures	38

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to matters such as our industry, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources, and other financial and operating information. All statements other than those that are purely historical may be forward-looking statements. We may, in some cases, use words such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “foreseeable,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “seek,” “should,” “target,” “will,” or “would,” or similar words or phrases that convey uncertainty of future events or outcomes, to identify forward-looking statements in this Quarterly Report on Form 10-Q.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. There are a number of factors, many of which are beyond our control, that could cause actual results to differ materially from the results anticipated by these forward-looking statements. For a more detailed discussion of these and other factors, see the information under the section “Risk Factors” in our final prospectus (the “IPO Prospectus”) filed with the SEC on July 31, 2026 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, relating to our Registration Statement on Form S-1 (File No. 333-297228) (the “IPO Registration Statement”) and under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those expressed or implied in these forward-looking statements.

The forward-looking statements included in this Quarterly Report on Form 10-Q speak only as of the date of this Quarterly Report on Form 10-Q or as of the date they are made, as applicable. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, investments, or other strategic transactions we may make. Except as otherwise required by law, we disclaim any intent or obligation to update any “forward-looking statement” made in this Quarterly Report on Form 10-Q to reflect changed assumptions, the occurrence of unanticipated events, or changes to future operating results over time.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JERSEY MIKE’S SUBS INC.
CONDENSED CONSOLIDATED BALANCE SHEET
($ in dollars)
(Unaudited)

	As of June 28, 2026	As of February 24, 2026
Assets
Current assets:
Cash	$1	$1
Total assets	$1	$1
Liabilities and Stockholders’ equity
Liabilities	$—	$—
Total liabilities	—	—
Commitments and contingencies (Note 4)
Stockholders’ equity
Class A common stock, $0.0001 par value per share, 100,000 shares authorized and no shares issued and outstanding	—	—
Class B common stock, $0.0001 par value per share, 100,000 shares authorized and 10,000 shares issued and outstanding	1	1
Total stockholders’ equity	1	1
Total liabilities and stockholders’ equity	$1	$1
The accompanying unaudited notes are an integral part of these Condensed Consolidated Financial Statements.

JERSEY MIKE’S SUBS INC.
NOTES TO CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
1.ORGANIZATION
Jersey Mike’s Subs Inc. (the “Corporation”) was formed and incorporated as a Delaware corporation on February 24, 2026 in connection with the planned initial public offering (“IPO”) and related reorganization transactions. Upon consummation of the IPO and related reorganization transactions, the Corporation will be a holding company whose principal asset will consist of equity interests in Jersey Mike’s HoldCo, LLC.
Refer to Note 5, Subsequent Events for a description of the IPO and the Reorganization Transactions (as defined in Note 5) which occurred subsequent to the balance sheet date.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Presentation
The balance sheet has been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Separate statements of operations, comprehensive income, stockholders’ equity and cash flows have not been presented because Jersey Mike’s Subs Inc. has not had any operations to date. The balance sheet is unaudited, and in the opinion of management, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements.
Equity Offering Costs
Costs in connection with proposed equity offerings, including its IPO, are expensed as incurred and recorded as an expense of Jersey Mike’s HoldCo, LLC. Such costs primarily consist of legal, accounting, consulting and other professional fees. Such amounts are included within General and administrative expense on the Condensed Consolidated Statement of Operations of Jersey Mike’s HoldCo, LLC. Neither the Corporation, nor Jersey Mike’s HoldCo, LLC, capitalizes deferred offering costs on the Condensed Consolidated Balance Sheets. In the event an equity offering is completed, any previously expensed costs are not reclassified to equity.
Organization Costs
Costs related to the incorporation of the Corporation are paid and recorded as an expense of Jersey Mike’s HoldCo, LLC.
3.STOCKHOLDERS’ EQUITY
The Corporation is authorized to issue 100,000 shares of Class A common stock with a par value of $0.0001 per share, and 100,000 shares of Class B common stock with a par value of $0.0001 per share. Under the Corporation’s certificate of incorporation in effect as of February 24, 2026, all shares of Class A common stock and Class B common stock are identical. As of February 24, 2026 and June 28, 2026, 10,000 shares of Class B common stock were issued and outstanding. The outstanding shares of Class B common stock were issued for an aggregate consideration of $1.00 and were held by Jersey Mike’s HoldCo, LLC as of February 24, 2026 and June 28, 2026.
4.COMMITMENTS AND CONTINGENCIES
During the normal course of business, the Corporation may be subject to various claims or litigation. While the outcome of such matters cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters, individually or in the aggregate, will have a material adverse effect on the Corporation’s financial position.

5.SUBSEQUENT EVENTS
On July 31, 2026, the Corporation completed its initial public offering of 43,478,261 shares of Class A common stock (29,695,652 of which were sold by the selling stockholders) for cash consideration of $21.85 per share (net of underwriting discounts). The shares sold in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-297228) which was declared effective by the SEC on July 29, 2026. The Corporation used the proceeds of approximately $301 million (net of underwriting discounts) from the issuance of 13,782,609 shares of Class A common stock to purchase an equivalent number of limited liability company interests (“Common Units”) of Jersey Mike’s HoldCo, LLC, which in turn used those proceeds on August 17, 2026 to repay a portion of the outstanding indebtedness totaling $301 million under the Series 2026 Notes, consisting of $46 million in aggregate principal amount of our $250 million Series 2026-1 Notes and $255 million aggregate principal amount of our $510 million Series 2026-1A Notes. On August 24, 2026, the underwriters exercised their option to purchase 2,572,560 additional shares of Class A common stock at a price of $21.85 per share (net of underwriting discounts). The Corporation did not receive any proceeds from the sale of shares of Class A common stock by the selling stockholders (including sales pursuant to the underwriters' option to purchase additional shares from the selling stockholders).
Reorganization Transactions
In connection with the completion of the IPO, the entities completed a reorganization into a holding corporation structure whereby Jersey Mike’s Subs Inc. became a holding corporation of which the principal asset is a controlling interest in Jersey Mike's HoldCo, LLC ("Jersey Mike’s Holdings"). As the managing member of Jersey Mike’s Holdings, Jersey Mike’s Subs Inc. operates and controls all the business and affairs of Jersey Mike’s Holdings and, through Jersey Mike’s Holdings and its subsidiaries, conducts its business (collectively, the “Reorganization Transactions”).
The Reorganization Transactions will be accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of Jersey Mike’s Subs Inc. will recognize the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical consolidated financial statements of Jersey Mike’s Holdings. Jersey Mike’s Subs Inc. will consolidate Jersey Mike’s Holdings in its consolidated financial statements and record a non-controlling interest related to the common units held by pre-IPO owners, on the consolidated balance sheet and statement of operations.
In addition, in connection with the Reorganization Transactions and the IPO, the Corporation entered into the tax receivable agreement with certain of the pre-IPO owners.
Contingent Consideration
As part of the Reorganization Transactions, the contingent consideration liability related to the Sponsor Acquisition was assigned to Jersey Mike’s Holdings. Jersey Mike’s Holdings is now subject to an earn-out arrangement providing for a maximum payment of $250 million after Jersey Mike's stores operational worldwide reach 4,000 locations or upon a change in control event. The earn-out is expected to be paid by Jersey Mike’s Holdings upon the opening of the 4,000th store.
2026 Omnibus Incentive Plan
In connection with the IPO, effective July 29, 2026, the Corporation’s Board of Directors and its then sole stockholder adopted and approved the Corporation’s 2026 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). The Corporation has initially reserved 10,000,000 shares of Class A common stock for the issuance under the Omnibus Incentive Plan (excluding shares of Class A common stock received by, or to be received by, participants in connection with the exchange for, conversion into, redemption of, or substitution for Common Units or for such other equity or equity-based awards issued by Jersey Mike’s Holdings (or a predecessor or affiliate thereof)).
2026 Employee Stock Purchase Plan
In connection with the IPO, effective July 29, 2026, the Corporation’s Board of Directors and its then sole stockholder adopted and approved the Corporation's 2026 Employee Stock Purchase Plan (the “ESPP”). The Corporation has initially reserved 3,500,000 shares of Class A common stock for the issuance under the ESPP.

JERSEY MIKE’S HOLDCO, LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in millions)
(Unaudited)

	Successor
	As of	As of
	June 28, 2026	December 28, 2025
Assets
Current assets:
Cash and cash equivalents	$231	$215
Restricted cash	34	31
Accounts receivable, net	39	41
Prepaid expenses and other current assets	15	18
Total current assets	319	305
Property and equipment, net	10	9
Trade name	5,710	5,710
Franchise agreements and other intangibles, net	1,680	1,719
Goodwill	407	395
Other assets	37	43
Total assets	$8,163	$8,181
Liabilities and members’ equity
Current liabilities:
Accounts payable	$26	$22
Accrued expenses and other current liabilities	127	107
Current portion of long-term debt	22	22
Total current liabilities	175	151
Long-term debt, net of current portion	2,074	2,062
Other non-current liabilities	70	65
Total liabilities	2,319	2,278
Commitments and contingencies (Note 9)
Members’ equity
Share capital	6,318	6,318
Additional paid in capital	14	8
Retained deficit	(488)	(423)
Total members’ equity	5,844	5,903
Total liabilities and members’ equity	$8,163	$8,181
The accompanying unaudited notes are an integral part of these Condensed Consolidated Financial Statements.

JERSEY MIKE’S HOLDCO, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in millions)
(Unaudited)

	Successor				Predecessor
	Thirteen Weeks Ended		Twenty-Six Weeks Ended June 28, 2026	Period from January 16 to June 29, 2025	Period from January 1 to January 15, 2025
	June 28, 2026	June 29, 2025
Revenue:
Royalties and other revenues	$138	$124	$260	$216	$19
Advertising revenue	57	54	108	94	7
Company-owned stores sales	13	11	25	18	2
Total revenues	208	189	393	328	28
Operating expenses:
General and administrative expenses	66	34	144	73	19
Advertising expenses	54	41	115	85	8
Depreciation and amortization	25	25	51	46	—
Company-owned stores expenses	11	8	19	14	1
Total operating expenses	156	108	329	218	28
Gain on sale of company-owned stores	14	—	14	—	—
Operating income	66	81	78	110	—
Interest income	(2)	(2)	(3)	(5)	(1)
Interest expense	31	24	61	42	5
Loss on debt extinguishment	—	—	7	—	—
Income (loss) before income tax expense	37	59	13	73	(4)
Income tax expense	—	—	—	—	—
Net income (loss)	$37	$59	$13	$73	$(4)
Total comprehensive income (loss)	$37	$59	$13	$73	$(4)
The accompanying unaudited notes are an integral part of these Condensed Consolidated Financial Statements.

JERSEY MIKE’S HOLDCO, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Members’ Equity (Deficit)
(Amounts in millions)
(Unaudited)

	Predecessor
	Contributed Capital	Retained Deficit	Total Members’ Deficit
Balance as of December 31, 2024	$—	$(866)	$(866)
Members’ distributions, net	—	(18)	(18)
Net loss	—	(4)	(4)
Balance as of January 15, 2025	$—	$(888)	$(888)

	Successor
	Share Capital	Additional Paid in Capital	Retained Deficit	Total Members’ Equity
Balance as of January 16, 2025	$6,317	$—	$—	$6,317
Members’ distributions, net	—	—	(30)	(30)
Net income	—	—	14	14
Balance as of March 30, 2025	6,317	—	(16)	6,301
Members’ distributions, net	—	—	(104)	(104)
Net income	—	—	59	59
Balance as of June 29, 2025	$6,317	$—	$(61)	$6,256

	Successor
	Share Capital	Additional Paid in Capital	Retained Deficit	Total Members’ Equity
Balance as of December 28, 2025	$6,318	$8	$(423)	$5,903
Equity-based compensation	—	3	—	3
Members’ distributions, net	—	—	(37)	(37)
Net loss	—	—	(24)	(24)
Balance as of March 29, 2026	6,318	11	(484)	5,845
Equity-based compensation	—	3	—	3
Members’ distributions, net	—	—	(41)	(41)
Net income	—	—	37	37
Balance as of June 28, 2026	$6,318	$14	$(488)	$5,844

The accompanying unaudited notes are an integral part of these Condensed Consolidated Financial Statements.

JERSEY MIKE’S HOLDCO, LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)
(Unaudited)

	Successor		Predecessor
	Twenty-Six Weeks Ended June 28, 2026	Period from January 16 to June 29, 2025	Period from January 1 to January 15, 2025
Cash flows from operating activities:
Net income (loss)	$13	$73	$(4)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	51	46	—
Amortization of debt discount and deferred financing costs	6	8	—
Gain on sale of company-owned stores	(14)	—	—
Loss on extinguishment of debt	7	—	—
Equity-based compensation expense	6	—	—
Lease-related exit costs	6	—	—
Changes in operating assets and liabilities
Accounts receivable, net	1	4	4
Prepaid expenses and other assets	1	(3)	(3)
Accounts payable, accrued expenses, and other liabilities	27	4	3
Payment of assumed transaction bonus liability	—	(411)	—
Other, net	1	2	—
Net cash provided by (used in) operating activities	105	(277)	—
Cash flows from investing activities:
Purchases of property and equipment	(1)	(4)	—
Capitalized software development costs	(3)	(3)	—
Repayment of notes receivable	2	2	5
Acquisition of franchised stores	(23)	—	—
Proceeds from sale of company-owned stores	18	—	—
Net cash provided by (used in) investing activities	(7)	(5)	5
Cash flows from financing activities:
Proceeds from issuance of securitization debt	760	—	—
Payments on long-term debt	(746)	(8)	—
Debt issuance costs	(15)	(1)	—
Members’ distributions, net	(78)	(134)	14
Net cash provided by (used in) financing activities	(79)	(143)	14
Net increase (decrease) in cash, cash equivalents, and restricted cash	19	(425)	19
Cash, cash equivalents, and restricted cash at beginning of the year	246	572	843
Cash, cash equivalents, and restricted cash at end of the period	$265	$147	$862
Supplemental cash flow information:
Cash paid for interest	$53	$18	$—

The accompanying unaudited notes are an integral part of these Condensed Consolidated Financial Statements.

JERSEY MIKE’S HOLDCO, LLC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unless otherwise noted, all amounts are in millions, except share amounts)
(Unaudited)
1. DESCRIPTION OF BUSINESS
Jersey Mike’s HoldCo, LLC, and its wholly owned subsidiaries (collectively, “Jersey Mike’s” or the “Company”) is in the business of franchising and operating Jersey Mike’s restaurants.
As of June 28, 2026, there were a total of 3,378 stores in the Jersey Mike’s system, of which 99% are franchised (including 30 international restaurants) and 26 are company-owned and operated (all U.S. based).
Jersey Mike’s HoldCo, LLC, a Delaware limited liability company, was formed on January 7, 2025 in connection with the acquisition (“Sponsor Acquisition”) to indirectly hold all of the equity interest of Jersey Mike’s Franchise Systems, LLC, the historical operating entity prior to the formation of Jersey Mike's HoldCo, LLC.
On January 16, 2025, 90% of the equity interest in Jersey Mike’s HoldCo, LLC was acquired by Submarine Buyer LLC (the "Sponsor"), a Delaware limited liability company controlled by affiliates of Blackstone Inc. (the "Sponsor Acquisition"). The remaining 10% non-controlling interest was retained by Original 56ers, Inc. (formerly Jersey Mike’s Inc.), a Delaware corporation controlled by the Company’s founder.
Refer to Note 14, Subsequent Events for a description of the initial public offering (“IPO”) and the Reorganization Transactions which occurred subsequent to the balance sheet date.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
The condensed consolidated financial statements of Jersey Mike’s as of June 28, 2026 (Successor) and December 28, 2025 (Successor), for the thirteen and twenty-six weeks ended June 28, 2026 (Successor), the thirteen weeks ended June 29, 2025 (Successor) and the periods from January 1 to January 15, 2025 (Predecessor) and from January 16 to June 29, 2025 (Successor) are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the annual financial statements for the fiscal year ended December 28, 2025. The results reported in these financial statements should not be taken as indicative of results that may be expected for the entire fiscal year.
As a result of the Sponsor Acquisition that occurred on January 16, 2025, the Company has presented the results for fiscal year 2025 as two separate periods. The Predecessor period refers to the timeframe prior to January 16, 2025, which was before the Sponsor Acquisition and reflects the financial statements of Jersey Mike’s Franchise Systems, LLC. The Successor period refers to the period beginning on January 16, 2025, and reflects the financial statements of the Company after the Sponsor Acquisition. The Company elected to apply pushdown accounting to the Company’s separate financial statements and Jersey Mike’s Franchise Systems, LLC’s assets and liabilities were adjusted to fair value on the closing date of the Sponsor Acquisition. Due to the change in the basis of accounting, the Condensed Consolidated Financial Statements for the Predecessor and the Successor are not necessarily comparable. Where applicable, a black line separates the Successor and Predecessor periods to highlight the lack of comparability.

Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of Jersey Mike’s HoldCo, LLC and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
On December 12, 2025, the Board of Directors of Jersey Mike’s HoldCo, LLC approved a change in the Company’s fiscal year end from December 31 to a 52/53-week fiscal year that ends on the last Sunday of the calendar year. This change is effective for fiscal year ended December 28, 2025 and applied prospectively. Prior-period operating results were not adjusted and remain presented on a calendar basis. While the shift affects comparability of fiscal quarters and the annual period for the year ended December 28, 2025, the impact is not material. Due to the fiscal year change, the year ended December 28, 2025 contained 362 days (comprised of 347 days in the Successor period and 15 days in the Predecessor period).
Area Director Costs and Buyouts
The Company historically utilized subcontractors under arrangements known as area development and service agreements. Under these agreements, subcontractors (referred to as area directors) were entitled to receive an agreed-upon fee in exchange for developing and providing ongoing support services to franchise owners within an assigned geographic territory.
Upon the termination or repurchase of the contractual rights held by an area director, the Company may make payments to acquire or extinguish those rights. Such payments are referred to as buyouts. Buyout costs are recognized in the period in which the buyout agreement is executed or the related obligation is incurred.
Buyout costs recognized were $20 million and $52 million for the thirteen and twenty-six weeks ended June 28, 2026, respectively, and were zero and $4 million for the thirteen weeks ended June 29, 2025 and the period from January 16 to June 29, 2025, respectively. There were no buyouts in the Predecessor period. Such amounts are included within General and administrative expenses on the Condensed Consolidated Statements of Operations. As of June 28, 2026, the buyouts of all area directors have been completed.
Assets classified as held for sale
The Company classifies long-lived assets as held for sale when management has committed to a plan to sell the assets, the assets are available for immediate sale in their present condition, an active program to locate a buyer has been initiated at a reasonable price, and the sale is probable and expected to close within one year. The sale of these assets is generally expected to be completed within one year, and significant changes to the plan are unlikely. The combined assets are valued at the lower of their carrying amount or fair value, net of costs to sell and included as current assets on the Company’s Condensed Consolidated Balance Sheet, net of related liabilities. Depreciation and amortization cease upon classification as held for sale, and any subsequent gain or loss upon closing of the sale is recognized as part of operating income in the Condensed Consolidated Statements of Operations.
Equity Offering Costs
The Company expenses costs incurred in connection with proposed equity offerings, including its IPO, as incurred. Such costs primarily consist of legal, accounting, consulting and other professional fees. Such amounts are included within General and administrative expenses on the Condensed Consolidated Statements of Operations. The Company does not capitalize deferred offering costs on the Condensed Consolidated Balance Sheets. In the event an equity offering is completed, any previously expensed costs are not reclassified to equity.
Recently Issued Accounting Pronouncements
The Company has reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our condensed consolidated financial statements. There have been no changes to the recently issued accounting pronouncements not yet adopted that were previously disclosed in the 2025 annual financial statements.
3. BUSINESS TRANSACTIONS
Sale of company-owned stores
On June 16, 2026, the Company completed the sale of 11 company-owned stores to a franchise owner for aggregate proceeds of $18 million. The following table provides detail of the related gain recognized in connection with this transaction:

June 16, 2026
Sale price (cash)	$18
Derecognized amounts of identifiable assets acquired and liabilities assumed:
Goodwill	(1)
Property, equipment and other assets, net(a)	(3)
Gain on sale of company-owned stores	$14

(a)Primarily consists of property and equipment and insignificant amounts of inventory, cash, security deposits, prepaid rent and lease liabilities.
Assets held for sale
During the thirteen weeks ended June 28, 2026, the Company determined its plans to sell four additional company-owned stores for aggregate proceeds of approximately $8 million met the criteria for held for sale classification. These stores are recorded at the lower of carrying value or estimated fair value less costs to sell, and depreciation ceased upon classification. The aggregate carrying value of these assets was approximately $1 million as of June 28, 2026. The sale of these stores closed in July 2026.
4. REVENUE RECOGNITION
The following table represents a disaggregation of revenue from contracts with customers for the following periods:

	Successor				Predecessor
	Thirteen Weeks Ended		Twenty-Six Weeks Ended June 28, 2026	Period from January 16 to June 29, 2025	Period from January 1 to January 15, 2025
	June 28, 2026	June 29, 2025
Royalties	$76	$71	$143	$123	$10
Advertising revenue	57	54	108	94	7
System support revenue	60	51	114	90	9
Company-owned store sales	13	11	25	18	2
Other revenues	2	2	3	3	—
Total revenues	$208	$189	$393	$328	$28
Deferred Revenues
Deferred revenue, or contract liabilities, consist of unearned fees resulting from initial franchise fees and upfront area development fees received from franchise owners, which are generally recognized on a straight-line basis over the term of the franchise agreement, and deferred revenue related to system support revenues, with changes in the balance primarily driven by annual contract renegotiations and the timing of revenue recognition. The

Company may also recognize unamortized franchise fees and upfront fees when a contract with a franchise owner is modified and is accounted for as a termination of the existing contract. The Company classifies these contract liabilities within Accrued expenses and other current liabilities and Other non-current liabilities on the Condensed Consolidated Balance Sheets.
The following table reflects the change in deferred revenues on a consolidated basis:

	Successor		Predecessor
	Twenty-Six Weeks Ended June 28, 2026	Period from January 16 to June 29, 2025	Period from January 1 to January 15, 2025

Beginning balance	$20	$19	$18
Recognized during period and included in the contract liability balance at the beginning of the year	(2)	(2)	—
Cash receipts, net of amounts recognized during the period	29	23	1
Ending balance	$47	$40	$19
Less: current portion	(25)	(15)	(4)
Deferred revenue, net of current portion	$22	$25	$15
The Company expects $23 million of Deferred revenue included in the contract liability balance as of June 28, 2026 to be recognized in 2026. The remaining balance will be recognized ratably over varying periods over the next 10 years, consistent with the underlying franchise agreement terms.
Gift Cards
The Company recognized gift card income of less than $1 million for the thirteen and twenty-six weeks ended June 28, 2026 within Royalties and other revenues on the Condensed Consolidated Statements of Operations. No gift card income was recognized for the period from January 1 to January 15, 2025 or January 16 to June 29, 2025.
For gift card income, the Company estimates breakage and records revenue based on historical redemption patterns, including the timing and channel in which the card was purchased or reloaded, and in accordance with government agencies under unclaimed property laws, where applicable. These gift cards do not have an expiration date, and no service fees are charged on them. The gift card liability as of June 28, 2026 was $58 million and was included in Accrued expenses and other current liabilities. The vast majority of this balance will be used to reimburse stores upon redemption by the consumer.
5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of Goodwill consist of the following:

Balance as of December 28, 2025	$395
Acquisition of franchised stores	13
Sale of company-owned stores	(1)
Balance as of June 28, 2026	$407

Intangible assets, net consist of the following as of June 28, 2026 and December 28, 2025:

	As of June 28, 2026			As of December 28, 2025
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Indefinite-lived Assets
Trade name	$5,710	$—	$5,710	$5,710	$—	$5,710
Definite-lived Assets
Franchise agreements(a)	$1,757	$127	$1,630	$1,757	$84	$1,673
Technology(b)	58	16	42	56	10	46
Reacquired franchise rights(c)	9	1	8	—	—	—
Sub-total	$1,824	$144	$1,680	$1,813	$94	$1,719
Total intangible assets	$7,534	$144	$7,390	$7,523	$94	$7,429

(a)Estimated useful life is 20 years.
(b)Technology is internally developed and includes the Company’s website, app, and point-of-sale system. The useful life is five years for the technology valued as part of the Sponsor Acquisition and all other capitalized software development costs.
(c)Reacquired franchise rights represent contractual rights previously granted to franchise owners that were reacquired by the Company. The useful life varies based on the remaining term of the reacquired agreement, ranging up to eight years.
Amortization expense related to definite-lived intangible assets was $25 million and $50 million for the thirteen and twenty-six weeks ended June 28, 2026, respectively, $24 million for the thirteen weeks ended June 29, 2025 and $44 million and less than $1 million for the periods from January 16 to June 29, 2025 and January 1 to January 15, 2025, respectively. These amounts are reported within Depreciation and amortization on the Condensed Consolidated Statements of Operations.
Estimated future amortization expense for the next five years and thereafter as of June 28, 2026, is as follows:

2026	$50
2027	101
2028	101
2029	101
2030	91
Thereafter	1,236
Total	$1,680

6. LONG-TERM DEBT
Long-term debt consists of the following as of June 28, 2026 and December 28, 2025:

	As of June 28, 2026		As of December 28, 2025
	Amount	Interest Rate	Amount	Interest Rate
Securitization Financing Facility:
Series 2019 Notes	$—	—%	$488	4.43%
Series 2021-1 Notes	—	—%	241	2.89%
Series 2021-1A Notes	228	2.49%	226	2.49%
Series 2024 Notes	735	5.64%	738	5.64%
Series 2025 Notes	397	5.61%	399	5.61%
Series 2026-1 Notes	249	4.95%	—	—%
Series 2026-1A Notes	509	5.48%	—	—%
Total debt, net of discount (a)	$2,118	5.18%	$2,092	4.69%
Less: Debt issuance costs, net	22		8
Less: Current portion of long-term debt	22		22
Total long-term debt, net	$2,074		$2,062

(a)Includes a purchase accounting fair value adjustment of ($23) million and ($35) million as of June 28, 2026 and December 28, 2025 respectively; total principal as of June 28, 2026 and December 28, 2025 are $2,141 million and $2,127 million, respectively.
Securitization Financing Facility
On December 23, 2019, the Company entered into a securitization financing arrangement pursuant to which Jersey Mike’s Funding, LLC (the “Master Issuer”), a limited‐purpose, bankruptcy-remote, wholly owned indirect subsidiary of the Company, issued secured notes under a base indenture (the “Indenture”). The Indenture allows the Master Issuer to issue multiple series of notes (collectively, the “Securitization Notes”). The Securitization Notes are guaranteed by certain subsidiaries of the Company and secured by substantially all assets of the securitization entities, including intellectual property, such as trademarks and software, as well as all franchise agreements and area development agreements, and substantially all related rights associated with the JERSEY MIKE’S brand (collectively, the “Securitization Assets”).
Covenants and Restrictions
The Securitization Notes are subject to customary covenants and restrictions for transactions of this type. These provisions include, among other things, requirements that the Master Issuer maintain specified reserve accounts to fund required payments on the Securitization Notes, provisions governing optional and mandatory prepayments (including make-whole payments under certain circumstances), indemnification obligations relating to defects or impairments in the pledged collateral, and operational covenants relating to recordkeeping, reporting, and access to information. The securitization structure also includes restrictions that prioritize payment of principal and interest on the Securitization Notes through the related payment waterfall.
The Securitization Notes include provisions that allow for optional principal payments when a specified leverage ratio, defined as outstanding securitization debt to Adjusted EBITDA (as defined in the Indenture), is less than or equal to 5.0x. This leverage ratio is calculated quarterly and allows the Company to elect whether to make principal payments when the threshold is met.
As of June 28, 2026, the Company’s leverage ratio (as defined in the Indenture) exceeded 5.0x and accordingly, the Company was required to make total principal payments of $5 million related to the Series 2021 Notes, the 2024 Notes, the 2025 Notes and the 2026 Notes. As of June 28, 2026, the Company was in compliance with all financial covenants under the securitization agreements.

As of June 28, 2026, the Company had accrued interest of $13 million within Accrued expenses and other current liabilities. As of June 28, 2026, the principal payments on Long-term debt due over the next five years and thereafter are as follows:

2026	$10
2027	22
2028	22
2029	258
2030	19
Thereafter	1,810
Total	$2,141
Refer to Note 14, Subsequent Events for a description of the use of the IPO proceeds to repay a portion of the outstanding indebtedness under the Series 2026-1 Notes on August 17, 2026.
7. FAIR VALUE MEASUREMENTS
The Company estimates the carrying values of Cash and cash equivalents, Restricted cash, Accounts receivable, net, Prepaid expenses and other current assets, Accounts payable, Accrued expenses and other current liabilities, notes payable and borrowings under our variable funding facility approximate their fair values because of the short-term nature of these instruments. The fair value of notes receivable, net of allowances and lease guarantees, adjusted for subsequent amortization, also approximates their carrying value.
The carrying and fair value of debt is presented as follows:

	As of June 28, 2026		As of December 28, 2025
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Securitization Financing Facility:
Series 2019	$—	$—	$491	$492
Series 2021-1	—	—	246	243
Series 2021-1A	228	229	246	230
Series 2024	734	750	744	761
Series 2025	390	402	399	408
Series 2026-1	245	246	—	—
Series 2026-1A	499	503	—	—
The fair value of the Securitization Financing Facility Notes was estimated using market quotes and calculations.
8. INCOME TAXES
The Company is a limited liability company treated as a partnership for U.S. federal and most applicable state and local income tax purposes. Therefore, the Company generally does not incur or record U.S. federal or state income taxes since all taxable income is passed through to its members and reported on their respective income tax returns. The Company is subject to certain state and local taxes, including franchise and net worth taxes, which were not material and included within the income tax expense line in the Condensed Consolidated Statements of Operations.
As of June 28, 2026, the Company had a net deferred tax liability of $14 million arising from book–tax basis differences in intangible assets recognized as part of purchase accounting for the Sponsor Acquisition recorded in Other non-current liabilities.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the tax years that remain open under the statute of limitations will be subject to examinations by the appropriate tax authorities. The Company is generally no longer subject to state or local examinations by tax authorities for tax years prior to 2021. As of June 28, 2026 and December 28, 2025, the Company has no unrecognized tax benefits, or accrued interest and penalties.
9. COMMITMENTS AND CONTINGENCIES
The Company is subject to various legal proceedings, claims and liabilities arising in the ordinary course of business, including matters involving employees, franchise owners, and guests. The Company records accruals for legal contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of June 28, 2026 and December 28, 2025, management believes the ultimate resolution of any matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
10. MEMBERS’ EQUITY (DEFICIT)
Prior to January 16, 2025, the Company operated as Jersey Mike’s Franchise Systems, LLC, which had a single class of membership interests.
In connection with the Sponsor Acquisition and the formation of Jersey Mike’s HoldCo, LLC, the Company amended and restated its operating agreements to establish three classes of membership interests: Class A-1 Units, Class A-2 Units, and Class B Units. The following table summarizes the authorized, issued, and outstanding membership interests as of June 28, 2026 (in millions):

	Authorized	Issued	Outstanding
Class A-1 Units	6,071	6,071	6,071
Class A-2 Units	13	13	13
Class B Units	320	267	267

Class A-1 and Class A-2 Units have identical economic rights and participate ratably in distributions and allocations of profits and losses, except that the Class A-2 Units were issued to certain members, including as rollover equity in connection with the Sponsor Acquisition. Both Class A-1 and Class A-2 Units generally possess voting rights on matters submitted to the members.
Class B Units represent profit interest awards issued under the Company’s equity incentive arrangements. These units participate in distributions only after the Class A Units have received the return thresholds specified in the operating agreement, and certain Class B Units include catch-up distribution provisions. Class B Units generally do not possess voting rights, other than with respect to limited protective matters. Refer to Note 11, Equity-Based Compensation for additional information.
In connection with the IPO, the Company’s limited liability company agreement was amended and restated to, among other things, modify its capital structure by reclassifying its outstanding Class A Units held by the Continuing Common Unitholders into a new class of limited liability company interests (the “Common Units”) and reclassifying its outstanding Class B Units held by the Continuing Incentive Unitholders into a new class of limited liability company (the “Incentive Units”). As a result of these transactions, pre-IPO owners hold their ownership interests directly in Jersey Mike's HoldCo, LLC (in the case of the Continuing Unitholders) or Jersey Mike’s Subs Inc. (in the case of the Pre-IPO Stockholders).

11. EQUITY-BASED COMPENSATION
The Company recognized equity-based compensation expense related to profit interest units in the form of Incentive Units that vest ratably over a five-year service period beginning on the grant date, subject to continued service through each applicable vesting date ("Time-Vesting Units"), of $3 million and $6 million for the thirteen and twenty-six weeks ended June 28, 2026, respectively. No equity-based compensation expense was recognized in the periods January 1 to January 15, 2025 and January 16 to June 29, 2025. No expense has been recognized related to the Incentive Units that vest upon achievement of specified performance thresholds based on Sponsor realized multiples of invested capital and internal rates of return ("Performance-Vesting Units") as the Company has concluded it is not probable such units will vest as of June 28, 2026.
The following table summarizes activity for the Company’s Incentive Units for the twenty-six weeks ended June 28, 2026:

	Time-Vesting Units		Performance-Vesting Units
	Number of Units	Grant Date Fair Value	Number of Units
Nonvested as of December 28, 2025	95	$56	175
Granted	4	2	8
Vested	(14)	(8)	—
Forfeited	(4)	(2)	(11)
Nonvested as of June 28, 2026	81	$48	172
As of June 28, 2026, $42 million of unrecognized compensation cost related to the Time-Vesting Units remains, which is expected to be recognized over a weighted-average period of 3.9 years.
12. RELATED-PARTY TRANSACTIONS
In the ordinary course of business, the Company enters into transactions with related parties. These transactions are described below.
The Company has relationships with certain franchisees that may be considered variable interest entities (“VIEs”). These franchisees are independently owned and operated, and the Company does not have an equity ownership interest in these entities. The Company’s involvement with these franchisees arises primarily from franchise agreements, as well as, in certain instances, limited guarantees or other forms of financial support.
The Company evaluated these entities and determined that, although certain franchisees may qualify as VIEs, the Company is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact their economic performance. Such activities are primarily controlled by the franchisees, including day-to-day operations, staffing, and local business decisions. Accordingly, the Company does not consolidate these entities.
The Company’s maximum exposure to loss related to these franchisees is limited to the carrying value of any related receivables and any amounts subject to guarantee arrangements.
Due from Unconsolidated Affiliates and Notes Receivable
Amounts due from unconsolidated related party affiliates and notes receivable from related parties totaled less than $1 million as of June 28, 2026 and December 28, 2025, respectively, and are recorded within Prepaid expenses and other current assets and Other assets. These balances represent advances and loans made by the Company to entities owned by a minority equity holder, and members of his immediate family. These advances and notes to franchise owners are unsecured, bear varying interest rates, and are expected to be repaid to the Company in the normal course of business.

Operating Leases
The Company leased corporate office space from an entity owned by the family of the minority equity holder. During the thirteen weeks ended June 28, 2026 the Company vacated this space in connection with the relocation of its headquarters. Management determined that the associated operating lease right-of-use assets were impaired and recorded a non-cash impairment charge of $6 million, inclusive of estimated unavoidable lease and facility costs associated with the vacated facilities. The Company remains obligated under the underlying lease agreements through the expiration of the respective lease terms. These amounts are included within "General and administrative expenses" in the Condensed Consolidated Statements of Operations.
Franchise Owner Ownership
Royalty revenues earned from related party franchise owners represented less than 1% of total revenues for the thirteen and twenty-six weeks ended June 28, 2026 and approximately 1% of total revenues for the periods from January 16 to June 29, 2025 and January 1 to January 15, 2025. These amounts are included within Royalties and other revenues in the Condensed Consolidated Statements of Operations.
On December 31, 2025, the Company entered into a Master Franchise and Operation Agreement with an entity controlled by the Company's founder providing for the development of a minimum of 300 stores to be opened in the United Kingdom and Ireland. No amounts related to this agreement have been recorded in the accompanying financial statements.
Transition Agreement
In connection with the Sponsor Acquisition, the Company entered into a transition agreement with its former Chief Executive Officer, pursuant to which he served as Chair of the Board of Directors of Jersey Mike’s HoldCo, LLC through January 16, 2026. During this period, he continued to receive payment of his base salary and reimbursement for business expenses in accordance with the Company’s expense policy. Total payments under this agreement were less than $1 million for the twenty-six weeks ended June 28, 2026 and approximately $5 million for the annual period ended December 28, 2025 and were recorded within General and administrative expense on the Condensed Consolidated Statements of Operations.
Reimbursement Liability to Sponsor
In connection with the Sponsor Acquisition, the Company entered into an administrative service agreement with the Sponsor, pursuant to which the Company is required to pay or reimburse the Sponsor for certain expenses incurred in connection with the monitoring and evaluation of the Company’s operations. For the twenty-six weeks ended June 28, 2026, approximately $2 million in payments have been made under this agreement. Additionally, the Company has recorded less than $1 million within Accrued expenses and other current liabilities as of June 28, 2026, related to this agreement.
13. SEGMENT INFORMATION
The Company operates as a single reportable segment and reports financial information, including Net income determined in accordance with GAAP, among other measures, on a consolidated basis to our Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”). The CODM uses Net income to make operating decisions, allocate resources, and evaluate financial performance, primarily by monitoring actual results compared to forecasted results, as well as by reviewing year-over-year results and trending historical performance. The CODM also uses Net income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of actual versus forecasted results are used in assessing the performance of the segment.
The CODM reviews significant segment expenses for our single reportable segment. Significant segment expenses include General and administrative expenses, Advertising expenses, and Depreciation and amortization, all of which are presented in our Condensed Consolidated Statements of Operations. Other segment items include

Interest income, Interest expense, Loss on extinguishment of debt, Gain on sale of company-owned stores, and Income tax expense, which are also presented in our Condensed Consolidated Statements of Operations.
14. SUBSEQUENT EVENTS
On July 31, 2026, Jersey Mike's Subs Inc. completed its initial public offering of 43,478,261 shares of Class A common stock (29,695,652 of which were sold by the selling stockholders) for cash consideration of $21.85 per share (net of underwriting discounts). The shares sold in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-297228) which was declared effective by the SEC on July 29, 2026. Jersey Mike's Subs Inc. used the proceeds of approximately $301 million (net of underwriting discounts) from the issuance of 13,782,609 shares of Class A common stock to purchase an equivalent number of newly issued Common Units from the Company, which in turn used those proceeds on August 17, 2026 to repay a portion of the outstanding indebtedness totaling $301 million under the Series 2026 Notes, consisting of $46 million in aggregate principal amount of our $250 million Series 2026-1 Notes and $255 million aggregate principal amount of our $510 million Series 2026-1A Notes. On August 24, 2026, the underwriters exercised their option to purchase 2,572,560 additional shares of Class A common stock at a price of $21.85 per share (net of underwriting discounts). The Corporation did not receive any proceeds from the sale of shares of Class A common stock by the selling stockholders (including sales pursuant to the underwriters' option to purchase additional shares from the selling stockholders).
Reorganization Transactions
In connection with the completion of the IPO, the entities completed a reorganization into a holding corporation structure whereby Jersey Mike’s Subs Inc. became a holding corporation of which the principal asset is a controlling interest in the Company. As the managing member of Jersey Mike’s Holdings, Jersey Mike’s Subs Inc. operates and controls all the business and affairs of the Company and, through the Company and its subsidiaries, conducts the Company's business (collectively, the “Reorganization Transactions”).
The Reorganization Transactions will be accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of Jersey Mike’s Subs Inc. will recognize the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical consolidated financial statements of the Company. Jersey Mike’s Subs Inc. will consolidate the Company's consolidated financial statements and record a non-controlling interest related to the Common Units held by the Company's pre-IPO owners, on its consolidated balance sheet and statement of operations.
In addition, in connection with the Reorganization Transactions and the IPO, Jersey Mike’s Subs Inc. entered into the tax receivable agreement with certain of the pre-IPO owners.
Contingent Consideration
As part of the Reorganization Transactions, the contingent consideration liability related to the Sponsor Acquisition was assigned to the Company. The Company is now subject to an earn-out arrangement providing for a maximum payment of $250 million after Jersey Mike's stores operational worldwide reach 4,000 locations or upon a change in control event. The earn-out is expected to be paid by Jersey Mike’s Holdings upon the opening of the 4,000th store.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Jersey Mike's HoldCo, LLC (collectively with its wholly owned subsidiaries on a consolidated basis, "Jersey Mike's,” the "Company,” "we,” "our,” or "us”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (this "Quarterly Report”) and the audited consolidated financial statements and the related notes as of December 28, 2025 (successor) and for the periods from January 16, 2025 to December 28, 2025 (successor), January 1, 2025 to January 15, 2025 (predecessor) included in our final prospectus (the “IPO Prospectus”) filed with the SEC on July 31, 2026 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, relating to our Registration Statement on Form S-1 (File No. 333-297228) (the “IPO Registration Statement”) filed in connection with our initial public offering (the “IPO”). In addition to historical information, this discussion and analysis contain forward-looking statements based on current expectations that involve risks, uncertainties, and assumptions, such as our plans, objectives, expectations, and intentions. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including those described under the sections entitled “Risk Factors” in our IPO Prospectus and “Forward-Looking Statements” herein.
The following discussion and analysis reflects the historical results of operations and financial position of Jersey Mike’s HoldCo, LLC prior to the Reorganization Transactions (as defined herein) on July 29, 2026.
We operate on a 52- or 53-week fiscal year ending on the last Sunday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53-week year, which contains 14 weeks. Refer to "Factors Affecting the Comparability of our Results of Operations" for further information.
Overview
Jersey Mike’s is a high-growth franchisor of fast casual, submarine-style sandwich restaurants specializing in authentic, hand-crafted, craveable subs. Built over 70 years on one uncompromising belief – that a truly great sub sandwich can change your day and that a truly great brand changes its community – Jersey Mike’s is now one of the largest and fastest-growing limited-service restaurant brands based on U.S. systemwide sales and unit growth, with 3,378 stores across all 50 states and two countries (U.S. and Canada) – nearly all of which are franchised. We believe our sub sandwiches have a broad appeal and serve a diverse range of customers across the lunch, snack, and dinner dayparts.
Since 1956, we have embraced the idea that great food and meaningful impact go hand in hand, built on the highest quality ingredients, authentic relationships, and a commitment to giving back to the communities we serve. We carefully consider every aspect of what we do – every slice, every sandwich, every store. We proof, score, and bake our bread fresh every morning. Fresh vegetables are hand cut daily in-store. Meats and premium cheeses are sliced fresh to order. Subs are finished with our classic Mike’s Way preparation which includes fresh onions, crisp lettuce, juicy tomatoes, sprinkled with the “Juice,” our signature blend of red wine vinegar and oil, and then seasoned to perfection. Our delicious hot subs are made with fresh-grilled proteins, such as steak, chicken and even freshly cooked bacon. That same attention and care carry through to how we engage with and support our communities. This commitment is exemplified by Jersey Mike’s Month of Giving. We run a giving campaign all month in all participating stores and on our app, and we donate 100% of our sales on the last Wednesday of March to local and national charities across the U.S. and Canada.
Our franchise owners are both large multi-store operators and smaller, single-store franchise owners who are deeply invested in their local communities. We have developed an operating platform designed to support compelling unit-level economics for our franchise owners, which supports reinvestment in new store development and continued systemwide growth for the Jersey Mike’s brand. This platform includes marketing and digital capabilities aimed at customer acquisition and engagement, as well as supply chain, technology, and operational processes intended to support consistency and efficiency at the store level.
We primarily generate revenue from our franchise system including royalties and advertising revenue, which are a percentage of sales that are collected from franchise owners over the course of the term of the franchise agreement. Other sources of revenue include supplier program payments, technology fees, franchise fees and gift card breakage revenue.

Highlights for the thirteen weeks ended June 28, 2026 compared to the thirteen weeks ended June 29, 2025
•System-wide sales of $1.210 billion increased 10%
• 83 new store openings, with net unit growth of 8%
•AUVs of $1.376 million
•Same-Store sales growth of 2.3%
•Digital sales represented 43% of system-wide sales
•Total revenue grew 10% to $208 million vs. $189 million in the prior year
•Net income of $37 million, a decrease of 37% from $59 million
•Adjusted EBITDA growth of 7% to $114 million
Factors Affecting the Comparability of our Results of Operations
Initial Public Offering
On July 29, 2026, our IPO Registration Statement was declared effective by the SEC, and our Class A common stock began trading on the NYSE on July 30, 2026. On July 31, 2026, we completed the offering of 43,478,261 shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”), 29,695,652 of which were sold by certain of our pre-IPO owners consisting of entities associated with Blackstone Inc. (the “selling stockholders”) for cash consideration of $21.85 per share (net of underwriting discounts). As contemplated in the IPO Prospectus, we used the proceeds (net of underwriting discounts) from the issuance of 13,782,609 shares of Class A common stock of approximately $301 million to purchase an equivalent number of newly issued Common Units from Jersey Mike's HoldCo, LLC, which Jersey Mike’s Holdings in turn used on August 17, 2026 to repay a portion of the outstanding indebtedness totaling $301 million under the Series 2026-1 Notes, consisting of $46 million in aggregate principal amount of our $250 million Series 2026-1 Notes, and $255 million aggregate principal amount of our $510 million Series 2026-1A Notes. On August 24, 2026, the underwriters exercised their option to purchase 2,572,560 additional shares of Class A common stock at a price of $21.85 per share (net of underwriting discounts). We did not receive any proceeds from the sale of shares of Class A common stock by the selling stockholders (including sales pursuant to the underwriters’ option to purchase additional shares from the selling stockholders).
Reorganization Transactions
In connection with the completion of the IPO, we completed a reorganization into a holding corporation structure whereby Jersey Mike’s Subs Inc. became a holding corporation of which the principal asset is a controlling interest in Jersey Mike’s Holdings. As the managing member of Jersey Mike’s Holdings, Jersey Mike’s Subs Inc. operates and controls all the business and affairs of Jersey Mike’s Holdings and, through Jersey Mike’s Holdings and its subsidiaries, conducts our business (collectively, the “Reorganization Transactions”). For additional information, see “Organizational Structure—Reclassification and Amendment and Restatement of the Limited Liability Company Agreement of Jersey Mike’s Holdings” in our IPO Prospectus.
Following the completion of the IPO, we have incurred and will continue to incur additional costs associated with operating as a public company. These costs include additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations and other expenses that we did not incur as a private company.
In addition, following the completion of the IPO, we have begun to incur stock-based compensation expense associated with awards that vest upon our Sponsor achieving certain investment return metrics. For additional information, see “Unaudited Pro Forma Condensed Consolidated Financial Information—Notes to the Unaudited Pro Forma Condensed Consolidated Financial Information—Notes to Unaudited Pro Forma Condensed Consolidated Statement of Operations—Reorganization Transactions and Offering Transactions Adjustments” in our IPO Prospectus. In addition, in connection with the Reorganization Transactions and the IPO, we entered into the tax receivable agreement with certain of the pre-IPO owners as described under “Certain Relationships and Related Person Transactions—Tax Receivable Agreement” in our IPO Prospectus.

Fiscal Calendar and Seasonality
On December 12, 2025, our board of directors approved a change in our fiscal year end from December 31 to a 52/53-week fiscal year that ends on the last Sunday of the calendar year. This change is effective for fiscal year ended December 28, 2025 and applied prospectively. Prior-period operating results were not adjusted and remain presented on a calendar basis. While the shift affects comparability of fiscal quarters and the annual period for the year ended December 28, 2025, the impact is not material. Due to the fiscal year change, the year ended December 28, 2025 contained 362 days (comprised of 347 days in the Successor period and 15 days in the Predecessor period). Going forward, our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53-week year, which contains 14 weeks. Fiscal year 2026 contains 52 weeks (364 days).
Our business is subject to seasonal fluctuations in that our store sales are typically nominally higher during the summer months affecting the second and third quarters, and nominally lower in the winter months, affecting the first and fourth quarters.
Key Performance Measures
In assessing the performance of our business, in addition to considering a variety of measures in accordance with GAAP, our management team also considers a variety of key performance measures and non-GAAP financial measures. We believe these key performance measures and non-GAAP measures provide useful information to users of our financial statements in understanding and evaluating our results of operations in the same manner as our management team. The presentation of non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. See “—Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA with the most directly comparable financial measure presented in accordance with GAAP.
The key performance measures, some of which are non-GAAP financial measures, used by our management to evaluate our performance are presented below.

Systemwide Sales	Represents net sales for all Jersey Mike’s stores. This measure allows management to better assess our overall store performance, the health of our brand and the strength of our market position compared to competitors. Our systemwide sales growth is driven by the number and sales volume of new store openings as well as Same-Store Sales Growth. Note that Systemwide Sales do not reflect our revenue and should not be viewed as a substitute for Total revenues discussed below.
Same-Store Sales Growth	Represents the change in year-over-year sales for the same store base on a constant-currency basis. We define the same-store base to include those traditional stores (whether company-owned or franchised) open for at least 425 days (14 calendar months). This measure highlights the performance of existing traditional stores, while excluding the impact of new traditional store openings and permanent closures. Same-Store Sales Growth is driven by increases in transactions and average check. Average check increases are driven by price increases or favorable mix shift from either an increase in items purchased or shifts into higher-priced items. Non-traditional stores, which are not included in Same-Store Sales Growth, include locations or operating models materially different than a standard Jersey Mike’s location, including kiosks, airports, colleges, commissaries, food courts, entertainment venues, etc., which make comparability year-over-year difficult or not meaningful.
Digital sales mix	Represents the percentage of Systemwide Sales that are generated through our digital channels (mobile app, online ordering, and third-party delivery) and measures the performance of our investments made in our digital platform and partnerships with third-party delivery partners.
Average Unit Volume (AUV)	Represents (i) the trailing 364 days sales of stores in the comparable store base, divided by (ii) the number of operating days of comparable stores in the same period, multiplied by (iii) 364. We use AUV to assess and understand the overall performance of stores in our system, as well as the profitability of our franchise owners. AUV is impacted by changes in guest traffic, menu prices and product mix.
Net Store Growth	Represents (i) the total number of open stores as of a specific date divided by (ii) total number of open stores in the prior annual period, (iii) minus one.

New store openings	Represents the number of store openings in a period including franchised and company-owned stores.
Total stores	Represents the number of stores in our system as of the relevant measurement date, including both company-owned and franchised stores and traditional and non-traditional stores.
Total revenues	Reflects royalty and advertising revenue derived from Systemwide Sales across our franchised store base, supplemented by contributions from company-operated locations, as well as other revenues such as supplier program payments, upfront development and franchise fees, technology fees and gift card income.
Adjusted EBITDA	Defined as Net income plus (i) interest expense, net of interest income; (ii) income tax expense; (iii) depreciation and amortization; (iv) equity-based compensation and related payroll tax; (v) acquisition-related expenses; (vi) IPO-related expenses; (vii) founder-related discretionary expenses that by their nature have not recurred and are not expected to recur in periods following the Sponsor Acquisition; (viii) Area Director buyouts; and (ix) corporate transition (severance, early contract termination, etc.) and other expenses, which includes gain (loss) on the sale or disposal of assets and extinguishment of debt. Examples of such founder-related discretionary expenses include founder-directed discretionary bonuses and charitable donations. Adjusted EBITDA is a non-GAAP financial measure. See “—Non-GAAP Financial Measures.”
The following table sets forth our key performance measures for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Systemwide sales (in billions)	$1.210	$1.101	$2.307	$2.111
Same-store sales growth	2.3%	3.6%	2.0%	4.2%
Digital sales percentage	43%	41%	44%	42%
Average unit volume (AUV, in millions)	$1.376	$1.354	$1.376	$1.354
Net store growth	8.1%	10.0%	8.1%	10.0%
New store openings (gross)	83	73	130	132
Total stores (end of period)(a)	3,378	3,124	3,378	3,124

(a)Includes 36 non-traditional stores as of June 28, 2026 and 33 non-traditional stores as of June 29, 2025.
The following table presents the changes in our portfolio for 2026:

	Domestic Franchised	International Franchised	Company- owned	Total System
Store count as of December 28, 2025	3,209	21	26	3,256
Openings	47	—	—	47
Closures	(3)	—	—	(3)
Net transfers(a)	(10)	—	10	—
Store count as of March 29, 2026	3,243	21	36	3,300
Openings	73	9	1	83
Closures	(5)	—	—	(5)
Net transfers(a)	11	—	(11)	—
Store count as of June 28, 2026	3,322	30	26	3,378

(a)Represents store transfers between franchise owners and the Company

The following table sets forth our financial results of operations for the periods presented:

	Successor				Predecessor
	Thirteen Weeks Ended		Twenty-Six Weeks Ended June 28, 2026	Period from January 16 to June 29, 2025	Period from January 1 to January 15, 2025
($ in millions)	June 28, 2026	June 29, 2025
Total revenues	$208	$189	$393	$328	$28
Net income (loss)	$37	$59	$13	$73	$(4)
Adjusted EBITDA	$114	$107	$198	$163	$12

Key Factors Affecting Our Performance
Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Key Factors Affecting Our Performance” in our IPO Prospectus for additional information.
Components of Results of Operations
We have one core business activity and operate in one operating and reportable segment. The components of our results of operations are presented below:

Royalties and other revenue	Consist of (i) sales-based fees calculated as a percentage of franchised store sales and (ii) other revenue, which primarily includes supplier program payments, technology fees, initial franchise fees and upfront development fees in connection with franchise and area development agreements, and gift card income.
Advertising revenue	Consist of fees charged to franchise owners based on a percentage of their gross sales. These fees are collected and administered by us to support systemwide brand marketing and advertising, including national and local media campaigns. Although recognized as revenue, these activities are performed for the benefit of the overall brand and franchise system.
Company-owned stores sales	Represents the revenue from sales of food and beverage products from all company-owned Jersey Mike’s stores.
General and administrative expenses	Consists of administrative costs, compensation, and other costs associated with corporate and administrative function.
Advertising expenses	Represents brand-level marketing and advertising on behalf of our franchise owners and the Jersey Mike’s brand.
Company-owned store expenses	Consist of store-level cost of goods sold (food, beverage and paper costs) as well as labor, occupancy and other operating expenses (i.e. credit card and delivery fees, supplies, utilities, etc.) for all company-owned Jersey Mike’s stores.
Depreciation and amortization	Consists of amortization of finite-lived intangible assets (principally franchise agreements) and depreciation of fixed assets at both corporate office and company owned stores over their useful lives.
Interest income	Consists primarily of interest earned on cash and cash equivalents.
Interest expense	Consists of interest on long-term debt and notes payable as well as the amortization of deferred financing costs and the amortization of fair value adjustments to debt recorded in connection with purchase accounting.
Loss on debt extinguishment	Consists of the non-cash write-off of unamortized debt issuance costs and debt discount associated with former debt.
Other income (expenses), net	Consists primarily of the gain (loss) on the sale or disposal of assets.
Income tax expense	Historically consists of state income taxes. Following the Reorganization Transactions, Jersey Mike’s Subs Inc. is subject to taxation, including federal taxes as a corporation.

Results of Operations
Comparison of the Thirteen Weeks Ended June 28, 2026 and the Thirteen Weeks Ended June 29, 2025
The following table sets forth our results of operations for the periods presented:

(in millions)	Thirteen Weeks Ended June 28, 2026	Thirteen Weeks Ended June 29, 2025
Revenue:
Royalties and other revenues	$138	$124
Advertising revenue	57	54
Company-owned stores sales	13	11
Total revenues	208	189
Operating expenses:
General and administrative expenses	66	34
Advertising expenses	54	41
Depreciation and amortization	25	25
Company-owned stores expenses	11	8
Total operating expenses	156	108
Gain on sale of company-owned stores	14	—
Operating income	66	81
Interest income	(2)	(2)
Interest expense	31	24
Income before income tax expense	37	59
Income tax expense	—	—
Net income	$37	$59
Adjusted EBITDA	$114	$107
During the thirteen weeks ended June 28, 2026, royalties and other revenue totaled $138 million, increasing $14 million, or 11% year-over-year. Advertising revenue was $57 million, increasing $3 million, or 6% year-over-year. The growth in both revenue streams was driven by Net Store Growth of 8.1% and Same-Store Sales Growth of 2.3% with Same-Store Sales Growth primarily driven by transaction growth. Advertising revenue increased less than royalties and other revenue primarily as a result of changes to our delivery strategy at the end of 2025 wherein we no longer collect advertising revenue on third-party delivery markups.
General and administrative expenses were $66 million during the thirteen weeks ended June 28, 2026, increasing $32 million, or 94% year-over-year. This increase includes $20 million of incremental expenses associated with Area Director buyouts (see Note 2, Summary of Significant Accounting Policies), $7 million in IPO-related expenses, and $6 million of incremental corporate transition expenses. Absent these items, general and administrative expenses were consistent with the prior year, as variable costs associated with our revenue growth and $3 million in equity-based compensation expense, were partially offset by $8 million in lower expenses related to our prior area director expenses program as a result of our transition to an internally-staffed franchise support model.
Advertising expenses were $54 million during the thirteen weeks ended June 28, 2026, increasing by $13 million, or 32% year-over-year. The increase primarily reflects higher contributions by franchise owners, which were deployed into sales-generating marketing investments, as well as the timing of digital marketing spend as we execute against our strategy to shift toward higher-return initiatives.
During the thirteen weeks ended June 28, 2026, net income was $37 million, compared to net income of $59 million in the prior year, decreasing $22 million, or 37% year-over-year. The decrease was primarily driven by higher general and administrative expenses and advertising expenses previously mentioned, as well as higher net interest expense; these increases were partially offset by our revenue growth and a $14 million gain on sale of company-owned stores this quarter.
Comparison of the Twenty-Six Weeks Ended June 28, 2026 (Successor), the Period from January 1 to January 15, 2025 (Predecessor) and the Period from January 16 to June 29, 2025 (Successor)
The following table sets forth our results of operations for the periods presented:

	Successor		Predecessor
	Twenty-Six Weeks Ended June 28, 2026	Period from January 16 to June 29, 2025	Period from January 1 to January 15, 2025
Revenue:
Royalties and other revenues	$260	$216	$19
Advertising revenue	108	94	7
Company-owned stores sales	25	18	2
Total revenues	393	328	28
Operating expenses:
General and administrative expenses	144	73	19
Advertising expenses	115	85	8
Depreciation and amortization	51	46	—
Company-owned stores expenses	19	14	1
Total operating expenses	329	218	28
Gain on sale of company-owned stores	14	—	—
Operating income	78	110	—
Interest income	(3)	(5)	(1)
Interest expense	61	42	5
Loss on debt extinguishment	7	—	—
Income (loss) before income tax expense	13	73	(4)
Income tax expense	—	—	—
Net income (loss)	$13	$73	$(4)
Adjusted EBITDA	$198	$163	$12
During the twenty-six weeks ended June 28, 2026, royalties and other revenue totaled $260 million, increasing $25 million, or 11%, year-over-year. Advertising revenue was $108 million, increasing $7 million, or 7% year-over-year. The growth in both revenue streams was driven by Net Store Growth of 8.1% and Same-Store Sales Growth of 2.0% with Same-Store Sales Growth primarily driven by transaction growth. Advertising revenue increased less than royalties and other revenue primarily as a result of changes to our delivery strategy at the end of 2025 wherein we no longer collect advertising revenue on third-party delivery markups.
General and administrative expenses were $144 million during the twenty-six weeks ended June 28, 2026, increasing $52 million, or 57%, year-over-year. This increase includes $48 million of incremental expenses associated with Area Director buyouts (see Note 2, Summary of Significant Accounting Policies), $13 million in IPO-related expenses and $9 million of incremental corporate transition and other expenses. Absent these items, general and administrative expenses decreased $18 million, or 20%, year-over-year primarily due to $14 million in lower expenses related to our prior Area Director program as a result of our transition to an internally-staffed franchise support model and $11 million of lower founder-related discretionary expenses, which were partially offset by $6 million in equity-based compensation expense.

Advertising expenses were $115 million during the twenty-six weeks ended June 28, 2026, increasing by $22 million, or 24% year-over-year. The increase is primarily driven by digital spending in connection with our strategic plan to shift spending to higher-return initiatives.
During the twenty-six weeks ended June 28, 2026, net income was $13 million, compared to $69 million in the prior year. The decrease was primarily driven by higher general and administrative expenses and advertising expenses previously mentioned, higher net interest expense, and a $7 million loss on debt extinguishment; these increases were partially offset by our revenue growth and a $14 million gain on sale of company-owned stores this quarter.
Non-GAAP Financial Measures
Management believes that certain non-GAAP financial measures provide users of our financial information with useful supplemental information that enables a better comparison of our performance across periods to help investors, securities analysts and other parties better understand underlying trends in our business. The non-GAAP financial measures used by our management to evaluate our performance are presented below.

Adjusted EBITDA	As previously defined under “—Key Performance Measures,” management uses Adjusted EBITDA to assess operating performance, evaluate trends, and compare results with those of other restaurant companies. We believe this measure provides useful insight into our ability to generate earnings from core operations and to inform decisions related to budgeting, capital allocation, and debt servicing.
Adjusted EBITDA is not a liquidity measure and should not be considered as a measure of discretionary cash available to us to reinvest in the growth of our business or to distribute to stockholders or as a measure of cash that will be available to us to meet our obligations. This non-GAAP measure has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. These limitations include, among others:
•Adjusted EBITDA does not reflect period-to-period changes in taxes, income tax expense, or the cash necessary to pay income taxes;
•Adjusted EBITDA does not reflect the impact of earnings or cash charges resulting from matters we consider not to be indicative of our ongoing operations;
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;
•Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
•Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•Adjusted EBITDA does not reflect financing activities of our business; and
•Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Because of these limitations, these non-GAAP measures should be viewed as a supplement to, and not substitutes for, GAAP results. To properly and prudently evaluate our business, we encourage you to review the financial statements included elsewhere herein and not rely on a single financial measure to evaluate our business. We also strongly urge you to review the reconciliation of each of these non-GAAP measures to their most comparable GAAP measure.

The following tables provide reconciliations of the non-GAAP measures to the most directly comparable GAAP financial measures for all periods presented:

	Successor				Predecessor
	Thirteen Weeks Ended		Twenty-Six Weeks Ended June 28, 2026	Period from January 16 to June 29, 2025	Period from January 1 to January 15, 2025
(in millions)	June 28, 2026	June 29, 2025
Net income (loss)	$37	$59	$13	$73	$(4)
Add back:
Interest income	(2)	(2)	(3)	(5)	(1)
Interest expense	31	24	61	42	5
Income tax expense	—	—	—	—	—
Loss on extinguishment of debt	—	—	7	—	—
Gain on sale of company-owned stores	(14)	—	(14)	—	—
Depreciation and amortization	25	25	51	46	—
Equity-based compensation expense(a)	3	—	6	—	—
Acquisition-related expenses(b)	—	—	—	—	1
IPO-related expenses(c)	7	—	13	—	—
Founder-related discretionary expenses(d)	—	—	—	—	11
Area Director buyouts(e)	20	—	52	4	—
Corporate transition and other expenses(f)	7	1	12	3	—
Adjusted EBITDA	$114	$107	$198	$163	$12

(a)Represents non-cash expense and related payroll taxes associated with equity incentive compensation; included within G&A.
(b)Represents costs incurred in connection with the Sponsor Acquisition, included within G&A.
(c)Represents legal, consulting, accounting and other professional fees associated with preparing for the IPO, included within G&A.
(d)Represents certain historical expenses that are a legacy of the Company’s operations as a private, founder-led organization, including large, founder-directed discretionary bonuses paid to certain individuals and charitable donations, that by their nature have not recurred and are not expected to recur after the Sponsor Acquisition. Included in G&A
(e)Represents payments made to third-party Area Directors to terminate certain contracts that mandated payment of a percentage of gross sales for a geographic region. Included in G&A.
(f)Represents expenses incurred in connection with restructuring our operations to a corporate-led business, including severance and settlement payments, as well as any gains or losses on the sale or disposal of assets. This includes $6 million of lease-related exit costs related to our corporate office transition for both the thirteen and twenty-six weeks ended June 28, 2026.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash and cash equivalents, available borrowings under our variable funding notes (“VFN”) facility and cash generated by operating activities. As an asset-light franchisor, our primary non-operational uses of cash include capital expenditures to support technological initiatives, investments in our corporate headquarters, development of a limited number of company-owned stores and debt service. At times, we may also elect to purchase or divest company-operated stores, though we currently have no plans to materially increase the number of company-owned stores. We believe that cash provided by operating activities and existing cash and cash equivalents on hand, together with amounts available under our VFN facility, are sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
To the extent that our current liquidity is insufficient to fund future activities, we may need to raise additional funds, such as attempts to raise additional capital through the sale of equity securities or through debt financing arrangements. If we raise additional funds by issuing equity securities, the ownership of our existing stockholders will be diluted. The incurrence of additional debt financing would result in debt service obligations, and any future instruments governing such debt could provide for operating and financing covenants that could restrict our operations. We cannot ensure that we could obtain refinancing or additional financing on favorable terms or at all.

Cash Flows
We had cash, cash equivalents and restricted cash of $265 million and $246 million as of June 28, 2026 and December 28, 2025, respectively. The following table summarizes our cash flows for the periods presented:

	Successor		Predecessor
(in millions)	Twenty-Six Weeks Ended June 28, 2026	Period from January 16 to June 29, 2025	Period from January 1 to January 15, 2025
Net cash and cash equivalents and restricted cash provided by (used in):
Operating Activities	$105	$(277)	$—
Investing Activities (a)	(7)	(5)	5
Financing Activities	(79)	(143)	14
Net increase (decrease) in cash, cash equivalents, and restricted cash	$19	$(425)	$19

(a)Capital expenditures, comprising of purchases of property and equipment and capitalized software costs, for the twenty-six weeks ended June 28, 2026 (Successor), for the period from January 16, to June 29, 2025 (Successor), and for the period January 1 to January 15, 2025 (Predecessor) were $4 million, $7 million and none, respectively.

Twenty-Six Weeks Ended June 28, 2026 compared to the Twenty-Six Weeks Ended June 29, 2025
Operating Activities: For the twenty-six weeks ended June 28, 2026, we generated $105 million of cash from operating activities, compared to $277 million of cash used in operating activities during the twenty-six weeks ended June 29, 2025, an increase of $382 million. The increase was primarily driven by $411 million of transaction bonuses paid during 2025 under a liability assumed in connection with the Sponsor Acquisition that did not recur in 2026, as well as higher cash generated from net income. These increases were partially offset by $47 million of incremental cash used for Area Director buyouts in 2026.
Investing Activities: The increase in net cash used in investing activities for the twenty-six weeks ended June 28, 2026 was driven by the acquisition of 10 franchise-owned stores for $23 million partially offset by the sale of 11 stores for $18 million.
Financing Activities: For the twenty-six weeks ended June 28, 2026, net cash used for financing activities was $79 million and principally reflected member distributions of $78 million. For the period ended June 29, 2025, we used $129 million for financing activities primarily reflecting net member distributions of $120 million.
Securitized Financing Facilities
On December 23, 2019, we entered into a securitization financing arrangement pursuant to which Jersey Mike’s Funding, LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly owned indirect subsidiary of the Company, issued secured notes under a base indenture (the “Indenture”). The Indenture allows the Master Issuer to issue multiple series of notes (collectively, the “Securitization Notes”). The Securitization Notes are guaranteed by certain subsidiaries of the Company and secured by substantially all assets of the securitization entities, including intellectual property, such as trademarks and software, as well as all franchise agreements and area development agreements, and substantially all related rights associated with the Jersey Mike’s brand (collectively, the “Securitization Assets”).
As of June 28, 2026, we had $2,096 million of notes outstanding under this facility with interest rates ranging from 2.49% to 5.64%. In February 2026, we issued $760 million of notes under this facility at fixed rates of 4.95% and 5.48% to refinance existing notes. Interest and principal of all notes are payable quarterly. The nearest final maturity date is February 2052 with the nearest anticipated repayment date of February 2029.
We also hold Series 2024-1 Class A-1 Notes, a VFN facility, that permit borrowings of up to $100 million and may be used to issue letters of credit and provide additional liquidity. Borrowings under our VFN bear interest at variable rates based on the prime rate, federal funds rate, or SOFR, in each case plus an applicable margin. The facility also includes a commitment fee of 1.25% on the unused portion of the commitment. As of June 28, 2026, we had no borrowings outstanding under the facility and a borrowing capacity of $72 million, which reflects $28 million of letters of credit issued against the VFN primarily related to interest reserve requirements.
The Securitization Notes are subject to customary covenants and restrictions for transactions of this type. These provisions include, among other things, requirements that the Master Issuer maintain specified reserve accounts to fund required payments on the Securitization Notes, provisions governing optional and mandatory prepayments (including make-whole payments under certain circumstances), indemnification obligations relating to defects or impairments in the pledged collateral, and operational covenants relating to recordkeeping, reporting, and access to information. The securitization structure also includes restrictions that prioritize payment of principal and interest on the Securitization Notes through the related payment waterfall.
The Securitization Notes include provisions that allow for optional principal payments when a specified leverage ratio, which is a measure of outstanding securitization debt (net of certain cash accounts, eligible investments, and amounts available under letters of credit) to net cash flow is less than or equal to 5.0x. This leverage ratio is calculated quarterly and allows the Company to elect whether to make principal payments unless the threshold is exceeded. As of June 28, 2026, our leverage ratio exceeded 5.0x and accordingly, we were required to make total principal payments of $5 million.
In connection with the IPO, Jersey Mike’s Subs Inc. used net proceeds of approximately $301 million to acquire an equivalent number of newly issued Common Units from Jersey Mike’s Holdings. On August 17, 2026, Jersey Mike’s Holdings used a portion of the net proceeds to repay approximately $301 million of the outstanding indebtedness under the Series 2026-1 Notes consisting of $46 million in aggregate principal amount of our $250 million Series 2026-1 Notes, and $255 million aggregate principal amount of our $510 million Series 2026-1A Notes.
Tax Receivable Agreement
In connection with the IPO, Jersey Mike’s Subs Inc. entered into a tax receivable agreement with certain of the pre-IPO owners that provides for the payment by Jersey Mike’s Subs Inc. to such pre-IPO owners of 90% of certain tax benefits, if any, that Jersey Mike’s Subs Inc. actually realizes, or is deemed to realize (calculated using certain assumptions), as a result of certain events. While the amount of existing tax basis and anticipated tax basis adjustments and utilization of tax attributes, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending upon a number of factors, we expect the payments that Jersey Mike’s Subs Inc. may make under the tax receivable agreement will be substantial. Assuming: (i) a price of $23.00 per share of our Class A common stock; (ii) a constant U.S. federal, state, and local corporate income tax rate of 24.8%; (iii) we will have sufficient taxable income to fully utilize the tax benefits; and (iv) no material changes in tax law, if certain pre-IPO holders of Class A Units and Class B Units who hold Common Units following the reclassification of the partnership interests of Jersey Mike’s Holdings (the "Continuing Unitholders") were to exchange all of the Common Units that they will hold immediately following the IPO, and assuming all Incentive Units are converted to Common Units and subsequently exchanged for shares of Class A common stock, we estimate that we would, as a result of the Reorganization Transactions, the offering of Class A common stock in connection with the IPO and certain related transactions (the “Offering Transactions") and such hypothetical exchange, record a deferred tax asset of approximately $503 million and that the aggregate noncurrent liability we would record based on our estimate of the aggregate amount that Jersey Mike’s Subs Inc. would pay under the tax receivable agreement is approximately $2,084 million. These amounts are estimates and have been prepared for informational purposes only. The actual amount of deferred tax assets and related noncurrent liabilities that we will recognize as a result of any such future exchanges will differ based on, among other things: (i) the amount and timing of future exchanges of Common Units (including Common Units issued upon conversion of vested Incentive Units) by Continuing Unitholders, and the extent to which such exchanges are taxable; (ii) the price per share of our Class A common stock at the time of the exchanges; (iii) the amount and timing of future income against which to offset the tax benefits; and (iv) the tax rates then in effect. See the sections titled “Organizational Structure—Offering Transactions” and “Certain Relationships and Related Person Transactions—Tax Receivable Agreement” in our IPO Prospectus for additional information.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates may require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our most significant accounting estimates are more fully described in our IPO Prospectus in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates", and there have been no material changes to our critical accounting estimates from those disclosed in our IPO Prospectus.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of the Notes to the condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
In the normal course of business, we are exposed to market risks, including commodity and food price risks and interest rate risk. We currently do not enter into derivative or other financial instruments for trading or speculative purposes.
Commodity and Food Price Risks
Our franchise owners purchase a variety of food products and supplies that are subject to fluctuations in commodity prices, which may be affected by market conditions, supply chain disruptions, weather events, geopolitical developments, and other factors beyond our control. Increases in the cost or reduced availability of key ingredients may lead to higher operating costs for our franchise owners. Because the substantial majority of our revenue is derived from royalties and other fees based on franchise owner sales, a sustained increase in food or commodity costs could adversely impact our business, financial condition or results of operations. We seek to mitigate these risks through supply and purchasing agreements, supplier diversification, and by supporting franchise owners in implementing menu pricing and operational efficiency initiatives; however, there can be no assurance that these efforts will fully offset the effects of commodity price volatility or supply constraints. Our direct exposure to rising commodity costs is minimal given the small number of company-owned stores. Our royalty revenue is derived from our franchise owner’s gross sales. To the extent increases in commodity costs are passed through to customers, our royalty revenue may increase accordingly. However, such pricing actions or other operational adjustments may adversely affect customer demand and our operating results.
Interest Rate Risk
Substantially all our indebtedness under our Securitization Facilities is fixed rate, limiting our short-term interest rate risk. However, our VFN, which was undrawn as of June 28, 2026, is subject to floating interest rates. Assuming our VFN was to be fully drawn, a 100-basis point increase to the applicable variable rate of interest would have increased the amount of interest expense by $1 million for the annual period.
Foreign Currency Risk
As of June 28, 2026, less than 1% of our total revenues was from non-U.S. dollar denominated sources; however, we would anticipate this mix will change over time as we execute an international expansion plan.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2026, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 28, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to various litigations, claims and other proceedings that arise from time to time in the ordinary course of business. We believe these actions are routine and incidental to the business. While the outcome of these actions cannot be predicted with certainty, we do not believe that any will have a material adverse impact on our business.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our IPO Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In connection with the Reorganization Transactions, on July 29, 2026, we issued (i) 219,051,568 shares of Class A common stock and (ii) 84,804,723 shares of Class B common stock to certain of our pre-IPO owners or affiliates thereof. No underwriters were involved in the issuance of these shares of Class A common stock or Class B common stock.
The shares of Class A common stock and Class B common stock were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering.
Initial Public Offering and Use of Proceeds
On July 31, 2026, we completed the offering of 43,478,261 shares of Class A common stock (29,695,652 of which were sold by the selling stockholders) for cash consideration of $21.85 per share (net of underwriting discounts). The shares sold in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-297228) which was declared effective by the SEC on July 29, 2026. As contemplated in the IPO Prospectus, we used the proceeds of approximately $301 million (net of underwriting discounts) from the issuance of 13,782,609 shares of Class A common stock to purchase an equivalent number of newly issued Common Units from Jersey Mike’s Holdings, which Jersey Mike’s Holdings in turn used to repay a portion of the outstanding indebtedness totaling $301 million under the Series 2026-1 Notes, consisting of $46 million in aggregate principal amount of our $250 million Series 2026-1 Notes, and $255 million aggregate principal amount of our $510 million Series 2026-1A Notes, on August 17, 2026. On August 24, 2026 the underwriters exercised their option to purchase 2,572,560 additional shares of Class A common stock at a price of $21.85 per share (net of underwriting discounts). We did not receive any proceeds from the sale of shares of Class A common stock by the selling stockholders (including sales pursuant to the underwriters’ option to purchase additional shares from the selling stockholders).

Blackstone Securities Partners L.P. (“BXCM”), an affiliate of Blackstone Inc., served as an underwriter of 5,756,352 of the 46,050,821 shares of common stock issued in the IPO (including sales pursuant to the underwriters’ option to purchase additional shares from the selling stockholders). BXCM received approximately $7 million of underwriting discounts and commissions. No other payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
Morgan Stanley & Co. LLC, Jefferies LLC, and J.P. Morgan Securities LLC acted as global coordinators and joint bookrunning managers for the offering. Barclays Capital Inc. and Guggenheim Securities, LLC acted as co-global coordinators and joint bookrunning managers for the offering. BofA Securities, Inc., Goldman Sachs & Co. LLC, Evercore Group L.L.C., UBS Securities LLC, Robert W. Baird & Co. Incorporated, Wells Fargo Securities, LLC, William Blair & Company, L.L.C, RBC Capital Markets, LLC, Deutsche Bank Securities Inc., Nomura Securities International, Inc., WR Securities, LLC, Piper Sandler & Co., Raymond James & Associates, Inc, Stifel, Nicolaus & Company, Incorporated, TD Securities (USA) LLC, BTIG, LLC, Mizuho Securities USA LLC, SG Americas Securities, LLC and Truist Securities, Inc. acted as bookrunning managers, and Blackstone Securities Partners L.P., PJT Partners LP, Rabo Securities USA, Inc., Loop Capital Markets LLC, Tigress Financial Partners LLC, Academy Securities, Inc., Drexel Hamilton, LLC, Penserra Securities LLC, Roberts & Ryan, Inc. and Telsey Advisory Group LLC acted as co-managers for the offering.
There has been no material change in the use of the net proceeds from our IPO as described in our IPO Prospectus.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended June 28, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2026)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on August 4, 2026)
10.1
Third Amended and Restated Limited Liability Company Agreement of Jersey Mike’s HoldCo, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2026)

10.2	Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 4, 2026)
10.3	Exchange Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 4, 2026)
10.4	Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 4, 2026)
10.5	Stockholders Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 4, 2026)
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed on July 20, 2026)
10.7	Jersey Mike’s Subs Inc. 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on July 29, 2026)
10.8
Incentive Unit Subscription Agreement (Class B Units of the Aggregator) (General) (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed on July 20, 2026)

10.9	Jersey Mike’s Subs Inc. 2026 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed on July 29, 2026)
10.10
Offer Letter, dated as of July 1, 2026, between Jersey Mike’s Subs Inc. and Matthew Bromberg (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed on July 20, 2026)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jersey Mike’s Subs Inc.

Date:	September 9, 2026	By:	/s/ Charles R. Morrison
Charles R. Morrison
Chief Executive Officer
(Principal Executive Officer)

Date:	September 9, 2026	By:	/s/ Michele Allen
Michele Allen
Chief Financial Officer
(Principal Financial Officer)

Date:	September 9, 2026	By:	/s/ James Whalen
James Whalen
Chief Accounting Officer
(Principal Accounting Officer)