Form 10-Q
period 2026-09-27
Jersey Mike's Subs Inc.
filed 2026-10-28
CIK 2127043

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes ☐No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
On October 23, 2026, there were 233,405,414 shares of Class A common stock, par value $0.0001 per share, outstanding and 84,233,486 shares of Class B common stock, par value $0.0001 per share, outstanding.

PART I. FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited)
	Unaudited Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of September 27, 2026 and December 28, 2025	4
	Condensed Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended September 27, 2026 (Successor), the Thirteen Weeks Ended September 28, 2025 (Successor), and the Periods January 1 through January 15, 2025 (Predecessor) and January 16 through September 28, 2025 (Successor)	5
	Condensed Consolidated Statements of Equity (Deficit) for the Thirty-Nine Weeks Ended September 27, 2026 (Successor), and the Periods January 1 through January 15, 2025 (Predecessor) and January 16, 2025 through September 28, 2025 (Successor)	6
	Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended September 27, 2026 (Successor), and the Periods January 1 through January 15, 2025 (Predecessor) and January 16 through September 28, 2025 (Successor)	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4	Controls and Procedures	38
PART II. OTHER INFORMATION
Item 1	Legal Proceedings	38
Item 1A	Risk Factors	38
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3	Defaults Upon Senior Securities	39
Item 4	Mine Safety Disclosures	39
Item 5	Other Information	39
Item 6	Exhibits	40
	Signatures	41

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. There are a number of factors, many of which are beyond our control, that could cause actual results to differ materially from the results anticipated by these forward-looking statements. For a more detailed discussion of these and other factors, see the information under the section “Risk Factors” in our final prospectus (the “IPO Prospectus”) filed with the Securities and Exchange Commission (the “SEC”) on July 31, 2026 pursuant to Rule 424(b)(4) under the Securities Act, as amended, relating to our Registration Statement on Form S-1 (File No. 333-297228) (the “IPO Registration Statement”) and under the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those expressed or implied in these forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

JERSEY MIKE’S SUBS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Amounts in millions)
(Unaudited)

	As of	As of
	September 27, 2026	December 28, 2025
Assets
Current assets:
Cash and cash equivalents	$295	$215
Restricted cash	30	31
Accounts receivable, net	33	41
Prepaid expenses and other current assets	18	18
Total current assets	376	305
Property and equipment, net	9	9
Trade name	5,710	5,710
Franchise agreements and other intangibles, net	1,657	1,719
Goodwill	407	395
Deferred tax assets	278	—
Other assets	34	43
Total assets	$8,471	$8,181
Liabilities and equity
Current liabilities:
Accounts payable	$23	$22
Accrued expenses and other current liabilities	111	107
Current portion of long-term debt	—	22
Total current liabilities	134	151
Long-term debt, net of current portion	1,798	2,062
TRA liability	1,369	—
Other non-current liabilities	300	65
Total liabilities	3,601	2,278
Commitments and contingencies (Note 9)
Equity
Class A common stock, $0.0001 par value per share, 10,000 shares authorized and 233 and no shares issued and outstanding as of September 27, 2026 and December 28, 2025, respectively	—	—
Class B common stock, $0.0001 par value per share, 10,000 shares authorized and 84 and no shares issued and outstanding as of September 27, 2026 and December 28, 2025, respectively	—	—
Preferred stock, par value $0.0001, 1,000 shares authorized; no shares issued and outstanding as of September 27, 2026 and December 28, 2025	—	—
Additional paid-in capital	3,309	—
Retained deficit	(11)	—
Total stockholders’ equity attributable to Jersey Mike's Subs Inc.	3,298	—
Members’ equity (pre-Reorganization)	—	5,903
Noncontrolling interest	1,572	—
Total equity	4,870	5,903
Total liabilities and equity	$8,471	$8,181
The accompanying unaudited notes are an integral part of these Condensed Consolidated Financial Statements.

JERSEY MIKE’S SUBS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Amounts in millions, except per share data)
(Unaudited)

	Successor				Predecessor
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended September 27, 2026	Period from January 16 to September 28, 2025	Period from January 1 to January 15, 2025
	September 27, 2026	September 28, 2025
Revenue:
Royalties and other revenues	$143	$128	$403	$344	$19
Advertising revenue	57	53	165	147	7
Company-owned stores sales	9	9	34	27	2
Total revenues	209	190	602	518	28
Operating expenses:
General and administrative expenses	87	54	231	127	19
Advertising expenses	46	45	161	130	8
Depreciation and amortization	26	25	77	71	—
Company-owned stores expenses	7	8	26	22	1
Total operating expenses	166	132	495	350	28
Revaluation of contingent liability	(2)	—	(2)	—	—
Gain on sale of company-owned stores	7	—	21	—	—
Operating income	48	58	126	168	—
Interest income	(3)	(3)	(6)	(8)	(1)
Interest expense	28	29	89	71	5
Loss on debt extinguishment	6	—	13	—	—
Income (loss) before income tax expense	17	32	30	105	(4)
Income tax expense	7	—	7	—	—
Net income (loss)	$10	$32	$23	$105	$(4)
Less: Net income (loss) attributable to Jersey Mike’s Holdings prior to the Reorganization Transactions	23	32	36	105	(4)
Less: Net loss attributable to noncontrolling interest	(2)	—	(2)	—	—
Net loss attributable to Jersey Mike’s Subs Inc.	$(11)	$—	$(11)	$—	$—

Loss per share attributable to Jersey Mike’s Subs Inc. (a)
Basic	$(0.05)	N/A	$(0.05)	N/A	N/A
Diluted	$(0.05)	N/A	$(0.05)	N/A	N/A

Weighted-average shares of Class A common stock outstanding (a)
Basic	233	N/A	233	N/A	N/A
Diluted	318	N/A	318	N/A	N/A

(a)Represents earnings (loss) per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from July 31, 2026 through September 27, 2026, the period following the Reorganization Transactions and IPO. Earnings per share information is not presented for periods prior to the IPO because Jersey Mike’s capital structure before the Reorganization Transactions is not comparable.
The accompanying unaudited notes are an integral part of these Condensed Consolidated Financial Statements.

JERSEY MIKE’S SUBS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Equity (Deficit)
(Amounts in millions)
(Unaudited)

Predecessor
Total Members’ Deficit
Balance as of December 31, 2024	$(866)
Members’ distributions, net	(18)
Net loss	(4)
Balance as of January 15, 2025	$(888)

Successor
Total Members’ Equity
Balance as of January 16, 2025	$6,317
Members’ distributions, net	(30)
Net income	14
Balance as of March 30, 2025	6,301
Members’ distributions, net	(104)
Net income	59
Balance as of June 29, 2025	$6,256
Equity-based compensation	7
Members’ distributions, net	(347)
Net income	32
Balance as of September 28, 2025	5,948

	Jersey Mike's HoldCo, LLC	Jersey Mike's Subs Inc.
	Total Members’ Equity	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Additional Paid-in Capital	Retained Deficit	Noncontrolling Interests	Total Equity
Balance as of December 28, 2025	5,903	—	$—	—	$—	$—	$—	$—	$5,903
Equity-based compensation	3	—	$—	—	$—	$—	$—	$—	$3
Members’ distributions, net	(37)	—	$—	—	$—	$—	$—	$—	$(37)
Capital contributed, net	—	—	$—	—	$—	$—	$—	$—	$—
Net loss	(24)	—	$—	—	$—	$—	$—	$—	$(24)
Balance as of March 29, 2026	5,845	—	$—	—	$—	$—	$—	$—	$5,845
Equity-based compensation	3	—	$—	—	$—	$—	$—	$—	$3
Members’ distributions, net	(41)	—	$—	—	$—	$—	$—	$—	$(41)
Net income	37	—	$—	—	$—	$—	$—	$—	$37
Balance as of June 28, 2026	5,844	—	$—	—	$—	$—	$—	$—	$5,844
Net income prior to the Reorganization Transactions	23	—	$—	—	$—	$—	$—	$—	$23
Equity-based compensation prior to the Reorganization Transactions	1	—	$—	—	$—	$—	$—	$—	$1
Assumption of contingent consideration liability by Jersey Mike's HoldCo, LLC in connection with the Reorganization Transactions	(225)	—	$—	—	$—	$—	$—	$—	$(225)
Effect of the Reorganization Transactions	(5,643)	219	—	85	—	4,068	—	1,575	—
Impact of the tax receivable agreement and related deferred taxes	—	—	—	—	—	(1,085)	—	—	(1,085)
Issuance of Class A common stock in initial public offering, net of underwriting discounts and commissions, and the related effect on noncontrolling interests	—	13	—	—	—	289		12	301
Net loss subsequent to the Reorganization Transactions	—	—	—	—	—	—	(11)	(2)	(13)
Equity-based compensation subsequent to the Reorganization Transactions	—	—	—	—	—	26	—	10	36
Effect of exchange of Common Units - underwriters' option	—	1	—	(1)	—	11	—	(11)	—
Distributions to noncontrolling interest holders	—	—	—	—	—	—	—	(12)	(12)
Balance as of September 27, 2026	—	233	—	84	—	3,309	(11)	1,572	4,870

The accompanying unaudited notes are an integral part of these Condensed Consolidated Financial Statements.

JERSEY MIKE’S SUBS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Amounts in millions)
(Unaudited)

	Successor		Predecessor
	Thirty-Nine Weeks Ended September 27, 2026	Period from January 16 to September 28, 2025	Period from January 1 to January 15, 2025
Cash flows from operating activities:
Net income (loss)	$23	$105	$(4)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	77	71	—
Amortization of debt discount and deferred financing costs	9	12	—
Gain on sale of company-owned stores	(21)	—	—
Loss on debt extinguishment	13	—	—
Revaluation of contingent liability	2	—	—
Equity-based compensation expense	43	7	—
Lease-related exit costs	6	—	—
Changes in operating assets and liabilities
Accounts receivable, net	7	12	4
Prepaid expenses and other assets	4	(8)	(3)
Accounts payable, accrued expenses, and other liabilities	12	2	3
Payment of assumed transaction bonus liability	—	(411)	—
Other, net	2	3	—
Net cash provided by (used in) operating activities	177	(207)	—
Cash flows from investing activities:
Purchases of property and equipment	(2)	(5)	—
Capitalized software development costs	(5)	(4)	—
Repayment of notes receivable	2	2	5
Acquisition of franchised stores	(23)	—	—
Proceeds from sale of company-owned stores	27	—	—
Net cash provided by (used in) investing activities	(1)	(7)	5
Cash flows from financing activities:
Proceeds from issuance of long-term debt	760	400	—
Proceeds from issuance of Class A common stock in initial public offering, net of underwriting discounts and commissions	301	—	—
Payments on long-term debt	(1,053)	(12)	—
Debt issuance costs	(15)	(9)	—
Members’ distributions, net prior to the Reorganization Transactions	(78)	(481)	14
Distribution to noncontrolling interest	(12)	—	—
Net cash provided by (used in) financing activities	(97)	(102)	14
Net increase (decrease) in cash, cash equivalents, and restricted cash	79	(316)	19
Cash, cash equivalents, and restricted cash at beginning of the period	246	572	843
Cash, cash equivalents, and restricted cash at end of the period	$325	$256	$862
Supplemental cash flow information:
Cash paid for interest	$81	$54	$—

The accompanying unaudited notes are an integral part of these Condensed Consolidated Financial Statements.

JERSEY MIKE’S SUBS INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unless otherwise noted, all amounts are in millions, except per share amounts)
(Unaudited)
1. DESCRIPTION OF BUSINESS
Overview
Jersey Mike’s Subs Inc. (the “Corporation” and, together with its consolidated subsidiaries, “Jersey Mike’s” or the “Company”) was incorporated as a Delaware corporation on February 24, 2026 for the purpose of facilitating an initial public offering (the “IPO”) and related transactions in order to carry on the business of Jersey Mike’s HoldCo, LLC (“Jersey Mike’s Holdings”) and its subsidiaries. Following the IPO and the Reorganization Transactions described below, the Corporation is a holding company whose principal asset is its equity interest in Jersey Mike’s Holdings, held directly or indirectly through wholly owned subsidiaries. As the managing member of Jersey Mike’s Holdings, the Corporation operates and controls all of the business and affairs of Jersey Mike’s Holdings and, through Jersey Mike’s Holdings and its subsidiaries, conducts the Company’s business.
The Company is in the business of franchising and operating Jersey Mike’s restaurants. As of September 27, 2026, there were a total of 3,456 stores in the Jersey Mike’s system, of which 99% are franchised (including 41 international restaurants) and 22 are company-owned and operated (all located in the U.S.).
Initial Public Offering
On July 29, 2026, the Corporation’s Registration Statement on Form S-1 (File No. 333-297228) filed in connection with the IPO was declared effective by the SEC. The Corporation’s Class A common stock began trading on the New York Stock Exchange under the symbol “JMKE” on July 30, 2026. On July 31, 2026, the Corporation completed its initial public offering of 43 million shares of Class A common stock (30 million of which were sold by the selling stockholders) for cash consideration of $21.85 per share (net of underwriting discounts). On August 24, 2026, the underwriters exercised their option to purchase three million additional shares of Class A common stock at a price of $21.85 per share (net of underwriting discounts).
Reorganization Transactions
In connection with the completion of the IPO, the entities completed a reorganization into a holding corporation structure whereby Jersey Mike’s Subs Inc. became a holding corporation of which the principal asset is a controlling interest in Jersey Mike’s Holdings. As the managing member of Jersey Mike’s Holdings, Jersey Mike’s Subs Inc. operates and controls all the business and affairs of Jersey Mike's Holdings and, through Jersey Mike’s Holdings and its subsidiaries, conducts the Company's business (collectively, the “Reorganization Transactions”).
The Reorganization Transactions were accounted for as a reorganization of entities under common control. As a result, the condensed consolidated financial statements of Jersey Mike’s Subs Inc. recognized the assets and liabilities received in the Reorganization Transactions at their historical carrying amounts, as reflected in the historical consolidated financial statements of the Company. Jersey Mike’s Subs Inc. consolidated the business of Jersey Mike’s Holdings' and its subsidiaries and recorded a noncontrolling interest related to the common units held by the Company's pre-IPO owners, on its Condensed Consolidated Balance Sheets and Statements of Operations.
In addition, in connection with the Reorganization Transactions and the IPO, Jersey Mike’s Subs Inc. entered into the Tax Receivable Agreement (“TRA”) with certain of the pre-IPO owners.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Condensed Consolidated Financial Statements of Jersey Mike’s as of September 27, 2026 (Successor) and December 28, 2025 (Successor), for the thirteen and thirty-nine weeks ended September 27, 2026 (Successor), the thirteen weeks ended September 28, 2025 (Successor) and the periods from January 1 to January 15, 2025 (Predecessor) and from January 16 to September 28, 2025 (Successor) are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the annual financial statements of Jersey Mike’s Holdings for the fiscal year ended December 28, 2025. The results reported in these financial statements should not be taken as indicative of results that may be expected for the entire fiscal year.
As a result of the sponsor acquisition that occurred on January 16, 2025, the Company has presented the results for fiscal year 2025 as two separate periods. The Predecessor period refers to the timeframe prior to January 16, 2025, which was before the sponsor acquisition and reflects the financial statements of Jersey Mike’s Franchise Systems, LLC. The Successor period refers to the period beginning on January 16, 2025, and reflects the financial statements of the Company after the sponsor acquisition. The Company elected to apply pushdown accounting and Jersey Mike’s Franchise Systems, LLC’s assets and liabilities were adjusted to fair value on the closing date of the sponsor acquisition. Due to the change in the basis of accounting, the Condensed Consolidated Financial Statements for the Predecessor and the Successor are not necessarily comparable. Where applicable, a black line separates the Successor and Predecessor periods to highlight the lack of comparability.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the accounts of Jersey Mike’s Subs Inc., its wholly owned subsidiaries and all entities in which it has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation. A noncontrolling interest in a consolidated subsidiary represents the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. Noncontrolling interests are presented as a separate component of equity in the Condensed Consolidated Balance Sheets and the presentation of net income (loss) is modified to present earnings and other comprehensive income (loss) attributed to controlling and noncontrolling interests.
Fiscal Year
On December 12, 2025, the Board of Directors of Jersey Mike’s Holdings approved a change in the Company’s fiscal year end from December 31 to a 52/53-week fiscal year that ends on the last Sunday of the calendar year. This change is effective for fiscal year ended December 28, 2025 and applied prospectively. Prior-period operating results were not adjusted and remain presented on a calendar basis. While the shift affects comparability of fiscal quarters and the annual period for the year ended December 28, 2025, the impact is not material. Due to the fiscal year change, the year ended December 28, 2025 contained 362 days (comprised of 347 days in the Successor period and 15 days in the Predecessor period).
Restricted Cash
Restricted cash primarily represents cash held for future principal and interest payments as required by the Company’s Securitization Financing Facility (refer to Note 6, Long-Term Debt). The following table provides a reconciliation between cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheets and the unaudited Condensed Consolidated Statements of Cash Flows:

	September 27, 2026	December 28, 2025
Cash and cash equivalents	$295	$215
Restricted cash	30	31
Total cash, cash equivalents, and restricted cash	$325	$246

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
Buyout costs recognized were zero and $52 million for the thirteen and thirty-nine weeks ended September 27, 2026, respectively, and were $10 million and $14 million for the thirteen weeks ended September 28, 2025 and the period from January 16 to September 28, 2025, respectively. There were no buyouts in the Predecessor period. Such amounts are included within General and administrative expenses on the Condensed Consolidated Statements of Operations. As of September 27, 2026, the buyouts of all Area Directors have been completed.
Net Income (Loss) per Share
Basic earnings (loss) per share is computed by dividing income attributable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings (loss) per share gives effect to all potentially dilutive securities, including the exchange of Common Units, which is evaluated under the if-converted method, and Incentive Units, restricted stock units and ESPP purchase rights, which are evaluated under the treasury stock method, in each case to the extent dilutive. See Note 13, Earnings (Loss) per Share Earnings per share information is not presented for periods prior to the IPO because Jersey Mike’s capital structure before the Reorganization Transactions is not comparable.
Comprehensive Income (Loss)
The Company has no material items of other comprehensive income or loss in any period presented. Therefore, net income or loss presented in the consolidated statements of operations equals comprehensive income or loss.
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
Tax Receivable Agreement
In connection with the IPO, the Company entered into a TRA with certain pre-IPO owners that provides for the payment by Jersey Mike’s Subs Inc. to such pre-IPO owners of 90% of certain tax benefits, if any, that Jersey Mike’s Subs Inc. realizes, or is deemed to realize. The Company recognizes obligations arising under the TRA in accordance with ASC 450, “Contingencies”. Obligations under the TRA are accrued when it is probable that a liability has been incurred and its amount is estimable. Liabilities associated with the TRA are classified as either current or non-current based on the expected date of payment and are presented in the Condensed Consolidated Balance Sheets. The exchange of partnership interest will result in an increase in TRA liabilities with a corresponding adjustment to Additional paid-in capital. Subsequent remeasurement of the TRA liabilities is recognized in the Condensed Consolidated Statements of Operations.

Recently Issued Accounting Pronouncements
The Company has reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on the Company’s Condensed Consolidated Financial Statements. There have been no changes to the recently issued accounting pronouncements not yet adopted that were previously disclosed in the 2025 annual financial statements.
3. BUSINESS TRANSACTIONS
Sale of company-owned stores
During the thirty-nine weeks ended September 27, 2026, the Company completed the sale of 15 company-owned stores to a franchise owner for aggregate proceeds of $27 million. The following table provides detail of the related gain recognized in connection with this transaction:

	Thirteen Weeks Ended September 27, 2026	Thirty-Nine Weeks Ended September 27, 2026
Sale price (cash)	$9	$27
Derecognized amounts of identifiable assets sold and liabilities transferred:
Goodwill	—	(1)
Property, equipment and other assets, net(a)	(2)	(5)
Gain on sale of company-owned stores	$7	$21

(a)Primarily consists of property and equipment and insignificant amounts of inventory, cash, security deposits, prepaid rent and lease liabilities.
4. REVENUE RECOGNITION
The following table represents a disaggregation of revenue for the following periods:

	Successor				Predecessor
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended September 27, 2026	Period from January 16 to September 28, 2025	Period from January 1 to January 15, 2025
	September 27, 2026	September 28, 2025
Royalties	$76	$69	$219	$192	$10
Advertising revenue	57	53	165	147	7
System support revenue	60	53	174	143	9
Company-owned stores sales	9	9	34	27	2
Other revenues	7	6	10	9	—
Total revenues	$209	$190	$602	$518	$28
Deferred Revenues
Deferred revenue, or contract liabilities, consists of unearned fees resulting from initial franchise fees and upfront area development fees received from franchise owners, which are generally recognized on a straight-line basis over the term of the franchise agreement, and deferred revenue related to system support revenues, with changes in the balance primarily driven by annual contract renegotiations and the timing of revenue recognition. The Company may also recognize unamortized franchise fees and upfront fees when a contract with a franchise owner is modified and is accounted for as a termination of the existing contract. The Company classifies these contract liabilities within Accrued expenses and other current liabilities and Other non-current liabilities on the Condensed Consolidated Balance Sheets.

The following table reflects the change in deferred revenues on a consolidated basis:

	Successor		Predecessor
	Thirty-Nine Weeks Ended September 27, 2026	Period from January 16 to September 28, 2025	Period from January 1 to January 15, 2025

Beginning balance	$20	$19	$18
Recognized during period and included in the contract liability balance at the beginning of the year	(3)	(3)	—
Cash receipts, net of amounts recognized during the period	22	13	1
Ending balance	$39	$29	$19
Less: current portion	(14)	(14)	(4)
Deferred revenue, net of current portion	$25	$15	$15
The Company expects $11 million of Deferred revenue included in the contract liability balance as of September 27, 2026 to be recognized in 2026. The remaining balance will be recognized ratably over varying periods over the next 10 years, consistent with the underlying franchise agreement terms.
Gift Cards
The Company administers a gift card program and records amounts loaded onto gift cards as a liability until the cards are redeemed or the balances qualify for recognition as gift card income. Upon redemption, the Company reimburses the store that fulfills the purchase and reduces the liability. Gift card income primarily represents breakage, the portion of gift card balances that is not expected to be redeemed and that the Company is entitled to retain under applicable unclaimed property laws, which is based on historical redemption patterns. These gift cards do not have an expiration date, and no service fees are charged on them.
The Company recognized gift card income of $6 million for the thirteen and thirty-nine weeks ended September 27, 2026 within Royalties and other revenues on the Condensed Consolidated Statements of Operations. Gift card income recognized for the period from January 1 to January 15, 2025 and January 16 to September 28, 2025 was zero and $5 million, respectively.
The gift card liability as of September 27, 2026 was $63 million and was included in Accrued expenses and other current liabilities. The vast majority of this balance will be used to reimburse stores upon redemption by the consumer.
5. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of Goodwill consist of the following:

Balance as of December 28, 2025	$395
Acquisition of franchised stores	13
Sale of company-owned stores	(1)
Balance as of September 27, 2026	$407

Intangible assets, net consist of the following as of September 27, 2026 and December 28, 2025:

	As of September 27, 2026			As of December 28, 2025
	Gross Carrying Value	Accumulated Amortization	Net Balance	Gross Carrying Value	Accumulated Amortization	Net Balance
Indefinite-lived Assets
Trade name	$5,710	$—	$5,710	$5,710	$—	$5,710
Definite-lived Assets
Franchise agreements(a)	$1,757	$150	$1,607	$1,757	$84	$1,673
Technology(b)	61	19	42	56	10	46
Reacquired franchise rights(c)	9	1	8	—	—	—
Sub-total	$1,827	$170	$1,657	$1,813	$94	$1,719
Total intangible assets	$7,537	$170	$7,367	$7,523	$94	$7,429

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
Amortization expense related to definite-lived intangible assets was $26 million and $76 million for the thirteen and thirty-nine weeks ended September 27, 2026, respectively, $25 million for the thirteen weeks ended September 28, 2025 and $69 million and less than $1 million for the periods from January 16 to September 28, 2025 and January 1 to January 15, 2025, respectively. These amounts are reported within Depreciation and amortization on the Condensed Consolidated Statements of Operations.
Estimated future amortization expense for the next five years and thereafter as of September 27, 2026, is as follows:

2026	$25
2027	102
2028	102
2029	102
2030	91
Thereafter	1,235
Total	$1,657

6. LONG-TERM DEBT
Long-term debt consists of the following as of September 27, 2026 and December 28, 2025:

	As of September 27, 2026		As of December 28, 2025
	Amount	Interest Rate	Amount	Interest Rate
Securitization Financing Facility:
Series 2019 Notes	$—	—%	$488	4.43%
Series 2021-1 Notes	—	—%	241	2.89%
Series 2021-1A Notes	229	2.49%	226	2.49%
Series 2024 Notes	733	5.64%	738	5.64%
Series 2025 Notes	396	5.61%	399	5.61%
Series 2026-1 Notes	203	4.95%	—	—%
Series 2026-1A Notes	252	5.48%	—	—%
Total debt, net of discount (a)	$1,813	5.14%	$2,092	4.69%
Less: Debt issuance costs, net	15		8
Less: Current portion of long-term debt	—		22
Total long-term debt, net	$1,798		$2,062

(a)Includes a purchase accounting fair value adjustment of ($21) million and ($35) million as of September 27, 2026 and December 28, 2025, respectively; total principal as of September 27, 2026 and December 28, 2025 are $1,834 million and $2,127 million, respectively.
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
On August 17, 2026, using proceeds from the IPO, the Company repaid a portion of the outstanding indebtedness totaling $301 million under the Series 2026 Notes, consisting of $46 million in aggregate principal amount of the $250 million Series 2026-1 Notes and $255 million aggregate principal amount of the $510 million Series 2026-1A Notes. In connection with this repayment, the Company recognized a loss on debt extinguishment of $6 million primarily related to the partial write-off of unamortized debt issuance costs. This loss is presented within Loss on debt extinguishment in the Condensed Consolidated Statements of Operations.
The Company also holds Series 2024-1 Class A-1 Notes, a variable funding notes (“VFN”) facility that permits borrowings of up to $100 million and may be used to issue letters of credit and provide additional liquidity. Borrowings under the VFN bear interest at variable rates based on the prime rate, federal funds rate, or SOFR, in each case plus an applicable margin. The facility also includes a commitment fee of 1.25% on the unused portion of the commitment. As of September 27, 2026, there were $28 million of letters of credit issued against the VFN primarily related to interest reserve requirements and a borrowing capacity of $72 million.

Prepayment of the 2019 Notes and the 2021-1 Notes
On January 26, 2026, the Company delivered an optional prepayment notice to the trustee indicating its intent to prepay the 2019 Notes and the 2021-1 Notes in full on February 9, 2026. The Company’s obligation to complete the prepayment was conditioned on the successful issuance of a new series of notes. No make-whole prepayment consideration was due under the Series 2019 or Series 2021-1 supplement. The Series 2019 optional prepayment consisted of $491 million of outstanding principal and $5 million of accrued and unpaid interest through the prepayment date. The Series 2021-1 optional prepayment consisted of $246 million of outstanding principal and $2 million of accrued and unpaid interest through the prepayment date.
In connection with the prepayment of the 2019 Notes and 2021-1 Notes, the Company recognized a loss on debt extinguishment of $7 million primarily related to the write-off of unamortized debt issuance costs and original issue discounts. This loss is presented within Loss on debt extinguishment in the Condensed Consolidated Statement of Operations.
Series 2026 Notes
On February 9, 2026, the Master Issuer issued an additional $760 million of senior secured notes (the “Series 2026 Notes”) in two tranches to finance the repayment of the 2019 Notes and 2021-1 Notes:
•$250 million of Series 2026-1 4.952% Fixed Rate Senior Secured Notes, Class A-2-I (“the Series 2026-1 Notes”)
•$510 million of Series 2026-1A 5.481% Fixed Rate Senior Secured Notes, Class A-2-II (“the Series 2026-1A Notes”)
Interest and principal on these notes are payable quarterly. The Series 2026 Notes have a final maturity date of February 2056 and anticipated repayment dates of February 2031 for the Series 2026-1 Senior Notes and February 2034 for the Series 2026-1A Senior Notes, respectively. If the notes are not repaid or refinanced by the respective anticipated repayment dates, additional interest will accrue in accordance with the Indenture. The Company incurred $15 million of new debt issuance costs, which were capitalized and are being amortized to interest expense over the term of the Series 2026 Notes using the effective interest method.
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
The Securitization Notes include provisions that allow for optional principal payments when a specified leverage ratio, defined as outstanding securitization debt to EBITDA (as defined in the Indenture), is less than or equal to 5.0x. This leverage ratio is calculated quarterly and allows the Company to elect whether to make principal payments when the threshold is met.
As of September 27, 2026, the Company’s leverage ratio (as defined in the Indenture) was below 5.0x and accordingly, the Company is not required to make total principal payments of $5 million related to the Series 2021 Notes, the 2024 Notes, the 2025 Notes and the 2026 Notes. As of September 27, 2026, the Company was in compliance with all financial covenants under the securitization agreements.

As of September 27, 2026, the Company had accrued interest of $11 million within Accrued expenses and other current liabilities. As of September 27, 2026, the principal payments on Long-term debt due over the next five years and thereafter are as follows:

2026	$—
2027	—
2028	—
2029	244
2030	—
Thereafter	1,590
Total	$1,834
7. FAIR VALUE MEASUREMENTS
The Company estimates that the carrying values of Cash and cash equivalents, Restricted cash, Accounts receivable, net, Prepaid expenses and other current assets, Accounts payable, Accrued expenses and other current liabilities, notes payable and borrowings under the VFN approximate their fair values because of the short-term nature of these instruments. The fair value of notes receivable, net of allowances and lease guarantees, adjusted for subsequent amortization, also approximates their carrying value. The contingent consideration liability of $227 million as of September 27, 2026, which is included in Other non-current liabilities on the Condensed Consolidated Balance Sheets, is measured on a recurring basis using level 3 inputs, representing the present value of the $250 million of maximum consideration payable. See Note 14 — Related Party Transactions.
The carrying and fair value of debt is presented as follows:

	As of September 27, 2026		As of December 28, 2025
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Securitization Financing Facility:
Series 2019	$—	$—	$491	$492
Series 2021-1	—	—	246	243
Series 2021-1A	229	226	246	230
Series 2024	733	720	744	761
Series 2025	389	384	399	408
Series 2026-1	199	194	—	—
Series 2026-1A	248	239	—	—
The fair value of the Securitization Financing Facility Notes was estimated using market quotes and calculations.
8. INCOME TAXES
Jersey Mike’s Subs Inc. is subject to U.S. federal, state and local income taxes as a corporation on its allocable share of the taxable income of Jersey Mike’s Holdings. Jersey Mike’s Holdings is treated as a partnership for U.S. federal and most applicable state and local income tax purposes and, as such, generally is not subject to entity-level income tax. Instead, its taxable income or loss passes through to its members, including the Corporation. Jersey Mike’s Holdings and certain of its subsidiaries remain subject to certain state and local taxes. Prior to the Reorganization Transactions, all income of Jersey Mike’s Holdings was allocated to its members. Accordingly, no provision for U.S. federal income taxes was recorded for periods prior to the Reorganization Transactions.
The Company’s interim provision for income taxes is based on an estimate of the annual effective tax rate, adjusted for discrete items arising in the period. For the thirteen weeks ended September 27, 2026, the Company recorded income tax expense of $7 million, an effective tax rate of 41%. No material income tax expense was recorded in prior periods. The effective tax rate differs from the 21% U.S. federal statutory rate primarily because of nondeductible equity-based compensation recognized in connection with the IPO and, to a lesser extent, state income taxes, partially offset by income attributable to the noncontrolling interest and to the period before the Reorganization Transactions, which is not subject to U.S. federal income tax at the Corporation level.
In connection with the Reorganization Transactions and the IPO, the Corporation recognized a deferred tax asset of $284 million, which relates primarily to the difference between the Corporation’s tax basis and book basis in its investment in Jersey Mike’s Holdings. The deferred tax asset and the TRA liability described below were recorded together as a net reduction to additional paid-in capital of $1,085 million.
The Corporation assesses the realizability of its deferred tax assets each reporting period. That assessment considers all available positive and negative evidence, including projected future taxable income. As of September 27, 2026, the Company concluded that it is more likely than not that its deferred tax assets will be realized, and accordingly no valuation allowance has been recorded.
As of September 27, 2026 and December 28, 2025, the Company had no unrecognized tax benefits or related accrued interest and penalties.
Tax Receivable Agreement
In connection with the IPO and the Reorganization Transactions, the Corporation recognized a TRA liability of $1,369 million. As of September 27, 2026, the TRA liability was $1,369 million, all of which is classified as non-current because no payments are expected within the next twelve months. The Corporation made no payments under the TRA and recorded no remeasurement adjustments during the thirteen and thirty-nine weeks ended September 27, 2026. Future exchanges of Common Units for shares of Class A common stock are expected to result in additional TRA liabilities and deferred tax assets, which will be recorded through additional paid-in capital at the time of exchange.
9. COMMITMENTS AND CONTINGENCIES
The Company is subject to various legal proceedings, claims and liabilities arising in the ordinary course of business, including matters involving employees, franchise owners, and guests. The Company records accruals for legal contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. As of September 27, 2026 and December 28, 2025, management believes the ultimate resolution of any matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
Contingent Consideration
In connection with the Reorganization Transactions, the contingent consideration liability from the sponsor acquisition was assigned to Jersey Mike’s Holdings. Jersey Mike’s Holdings is now subject to an earn-out providing for a payment of $250 million upon the earlier of (i) the opening of the 4,000th Jersey Mike’s store worldwide or (ii) a change in control.
The liability is recorded at the present value of the expected payment. It accretes to the expected settlement amount through the expected payment date. Accretion, and any changes in the estimated amount or timing of the payment, are recognized in Revaluation of contingent liability on the Condensed Consolidated Statements of Operations. The Company recognized $2 million of revaluation expense during the thirteen and thirty-nine weeks ended September 27, 2026. As of September 27, 2026, the liability was $227 million and is included in Other non-current liabilities on the Condensed Consolidated Balance Sheets.
10. EQUITY
Equity Structure Prior to the IPO and Reorganization Transactions
Prior to the Reorganization Transactions and the IPO, Jersey Mike’s Holdings had three classes of membership interests: Class A-1 Units, Class A-2 Units and Class B Units. Class A-1 and Class A-2 Units had identical economic rights and participated ratably in distributions and allocations of profits and losses; the Class A-2

Units were issued to certain members, including as rollover equity in connection with the sponsor acquisition. Both classes generally possessed voting rights on matters submitted to the members. Class B Units were profits interests issued under Jersey Mike’s Holdings’ equity incentive arrangements that participated in distributions only after the Class A Units had received the return thresholds specified in the operating agreement and generally had no voting rights other than with respect to limited protective matters. The following table summarizes the authorized, issued, and outstanding membership interests before reorganization (in millions):

	Authorized	Issued	Outstanding
Class A-1 Units	6,071	6,071	6,071
Class A-2 Units	13	13	13
Class B Units	320	267	267
Equity Structure Following the IPO and Reorganization Transactions
In connection with the IPO, Jersey Mike's Holdings' limited liability company agreement was amended and restated to, among other things, modify its capital structure by reclassifying its outstanding Class A Units into a new class of limited liability company interests (the “Common Units”) and reclassifying its outstanding Class B Units into a new class of limited liability company interests (the “Incentive Units”). The Incentive Units are held directly by Jersey Mike’s Management Aggregator LLC (a management aggregator vehicle established for tax purposes) (“Aggregator”) through which the Continuing Unitholders who hold Incentive Units following the reclassification of the partnership interests of Jersey Mike’s Holdings (the “Continuing Incentive Unitholders”) indirectly hold such Incentive Units. Each Incentive Unit of Aggregator corresponds to an Incentive Unit of Jersey Mike’s Holdings. As a result of these transactions, pre-IPO owners hold their ownership interests directly in Jersey Mike's Holdings (in the case of the Continuing Unitholders) or Jersey Mike’s Subs Inc. (in the case of the Pre-IPO Stockholders).
The Corporation’s amended and restated certificate of incorporation has three classes of ownership interests: 10 billion shares of Class A common stock, par value $0.0001 per share, 10 billion shares of Class B common stock, par value $0.0001 per share, and 1 billion shares of preferred stock, par value $0.0001 per share. Shares of Class B common stock have no economic rights but entitle each holder to one vote per share and, together with an equal number of Common Units, are exchangeable for shares of Class A common stock on a one-for-one basis.
11. NONCONTROLLING INTEREST
The Corporation is the sole managing member of Jersey Mike's Holdings and, as a result, consolidates the financial results of Jersey Mike's Holdings and its subsidiaries. The Company reports a noncontrolling interest representing the Common Units of Jersey Mike's Holdings held by the continuing common unitholders (the “Continuing Common Unitholders”). Subject to the terms of the exchange agreement, Continuing Common Unitholders may exchange Common Units for shares of Class A common stock.
The following table summarizes the ownership interests of Common Units of Jersey Mike's Holdings:

	September 27, 2026		July 31, 2026
	Ownership Interests	Ownership %	Ownership Interests	Ownership %
Jersey Mike's Subs Inc.	233.4	73.5%	232.8	73.3%
Continuing Common Unitholders	84.2	26.5%	84.8	26.7%
Total	317.6	100.0%	317.6	100.0%
Net income (loss) of Jersey Mike's Holdings for periods after the IPO is attributed to the noncontrolling interest based on the weighted-average Common Units held by the Continuing Common Unitholders during the period. Net income (loss) for periods before the IPO is attributed entirely to the pre-IPO owners and is not allocated to the noncontrolling interest.

12. EQUITY-BASED COMPENSATION
The Company records equity-based compensation expense within General and administrative expenses in the Condensed Consolidated Statements of Operations. The following table presents equity-based compensation expense by award type:

	Thirteen Weeks Ended September 27, 2026	Thirteen Weeks Ended September 28, 2025	Thirty-Nine Weeks Ended September 27, 2026	Period from January 16 to September 28, 2025
Incentive units (time-vesting)	$3	$7	$9	$7
Incentive units (performance-vesting)	34	—	34	—
Total	$37	$7	$43	$7
No equity-based compensation expense was recognized during the period from January 1, 2025 to January 15, 2025 (Predecessor).
Awards Prior to the IPO and Reorganization Transactions
Prior to the Reorganization Transactions, Jersey Mike’s Holdings granted Class B Units, which are profits interests, to certain employees and service providers (which are held indirectly by such employees and service providers through the Aggregator). Class B Units vest either ratably over a five-year service period from the grant date, subject to continued service (“Time-Vesting Units”), or upon achievement of specified performance thresholds based on the sponsor’s realized multiple of invested capital and internal rate of return (“Performance-Vesting Units”). In accordance with ASC 718, Compensation – Stock Compensation, the Class B Units are equity-classified awards. In connection with the IPO, the Company concluded that the vesting of the Performance-Vesting Units in the future was now probable, and recorded a cumulative catch-up of expense during the thirteen weeks ended September 27, 2026. The remainder of this cost is being recognized over the remaining requisite service period, ranging from 2-3 years from the respective grant date.
Reclassification of Class B Units into Incentive Units
In connection with the Reorganization Transactions, each outstanding Class B Unit held by the Company (and indirectly by the Continuing Incentive Unitholders through the Aggregator) was reclassified into Incentive Units of Jersey Mike’s Holdings, with vested Class B Units reclassified into vested Incentive Units and unvested Class B Units reclassified into unvested Incentive Units. The Incentive Units held by the Company continue to correspond to the Incentive Units of Aggregator held by the Continuing Incentive Unitholders on a one-for-one basis. The Incentive Units retained the vesting conditions of the Class B Units from which they were reclassified, including the original service inception dates.
In connection with the IPO, the vesting conditions of the Performance-Vesting Units were modified so that the performance thresholds, which are based on Sponsor’s realized multiple of invested capital (but not the performance thresholds based on the Sponsor’s internal rate of return), will be deemed satisfied, on both a retroactive and going-forward basis, as of the earlier of the second anniversary of the IPO or the date on which Sponsor fully disposes of its investment in the Company. The modification resulted in incremental fair value of $20 million, measured in accordance with ASC 718, Compensation – Stock Compensation. Prior to the modification, achievement of the performance thresholds was not considered probable, and no compensation expense had been recognized for these awards.
Vested Incentive Units are convertible, at the holder’s election, into a number of Common Units equal to the aggregate spread value of the converted units (i.e., the excess of the value of a Common Unit, based on the trading price of the Class A common stock, over the applicable participation threshold) divided by the value of a Common Unit, and the Common Units so received are exchangeable for shares of Class A common stock on a one-for-one basis.

The following table summarizes Incentive Unit activity for the thirty-nine weeks ended September 27, 2026, with amounts prior to the Reclassification retroactively adjusted for the reclassification ratio:

	Time-Vesting Units		Performance-Vesting Units
	Number of Units	Grant Date Fair Value	Number of Units	Grant Date Fair Value
Nonvested as of December 28, 2025	4.8	$56	8.9	$67
Granted	0.2	2	0.4	3
Modified	—	—	—	20
Vested	(0.8)	(10)	—	—
Forfeited	(0.3)	(3)	(0.6)	(6)
Nonvested as of September 27, 2026	3.9	$45	8.7	$84
As of September 27, 2026, $38 million of unrecognized compensation cost related to the Time-Vesting Units remains, which is expected to be recognized over a weighted-average period of 3.6 years.
As of September 27, 2026, $50 million of unrecognized compensation cost related to the Performance-Vesting Units remains, which is expected to be recognized over a weighted-average period of 1.6 years. Upon modification, the Company recognized a cumulative catch-up of $29 million within General and administrative expenses for the portion of the requisite service period completed before the modification date. An additional $5 million of expense was recognized for the period subsequent to the modification date, for a total expense of $34 million for the thirteen weeks ended September 27, 2026.
2026 Omnibus Incentive Plan
Effective July 29, 2026, the Corporation’s Board of Directors and its then sole stockholder adopted the Jersey Mike’s Subs Inc. 2026 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, Common Units and other equity-based and cash-based awards to directors, officers, employees, consultants and advisors. The Corporation initially reserved 10 million shares of Class A common stock for issuance under the Omnibus Incentive Plan, excluding shares issuable in respect of Common Units received upon conversion of Incentive Units. As of September 27, 2026, 9.9 million shares remained available for future grants.
The Corporation granted time-based restricted stock units (“RSUs”) to certain employees and non-employee directors in exchange for services in accordance with ASC 718, Compensation – Stock Compensation. The grant-date fair value of RSUs is based on the closing price of the Class A common stock on the grant date. The RSUs vest ratably on an annual basis over three years, subject to continued service. Expense for RSUs is recognized on a straight-line basis over the requisite service period.

	RSUs
	Number of Units	Grant Date Fair Value
Nonvested as of December 28, 2025	—	$—
Granted	0.1	1
Vested	—	—
Forfeited	—	—
Nonvested as of September 27, 2026	0.1	$1
As of September 27, 2026, unrecognized compensation cost was $1 million related to unvested RSUs expected to be recognized over weighted-average periods of 2.9 years.
2026 Employee Stock Purchase Plan
The Corporation adopted the Jersey Mike’s Subs Inc. 2026 Employee Stock Purchase Plan on July 29, 2026, which was amended and restated on September 17, 2026 (the “ESPP”). Under the ESPP, eligible employees may purchase shares of Class A common stock through payroll deductions at a price equal to 77% of the lower of the fair market value on the first or last day of each offering period. The Corporation initially reserved 3.5 million shares of

Class A common stock for issuance under the ESPP. The first offering period under the ESPP will commence on December 1, 2026, and accordingly no shares had been purchased under the ESPP as of September 27, 2026. The ESPP is compensatory and the fair value of the purchase right is recognized over the offering period.
13. EARNINGS (LOSS) PER SHARE
Prior to the IPO, the Company’s capital structure consisted of membership interests of Jersey Mike’s Holdings, and all net income (loss) for periods prior to July 29, 2026 was allocable to the members of Jersey Mike’s Holdings. As a result of the Reorganization Transactions and the IPO, the Company’s capital structure before and after the IPO is not comparable, and earnings per share for periods prior to the IPO is not meaningful and has not been presented. Earnings (loss) per share of Class A common stock is presented only for the period from July 31, 2026 to September 27, 2026.
The Corporation computes earnings (loss) per share of Class A common stock using the two-class method required for participating securities. Shares of Class B common stock are not participating securities because they have no right to receive dividends or distributions upon liquidation and no earnings or losses are allocable to them; accordingly, basic and diluted earnings per share of Class B common stock have not been presented. Incentive Units are participating securities; however, they are not entitled to distributions (other than tax distributions).
Basic earnings (loss) per share of Class A common stock is computed by dividing net income (loss) attributable to the Corporation for the period following the IPO by the weighted-average number of shares of Class A common stock outstanding during that period. Diluted earnings (loss) per share gives effect to all potentially dilutive shares of Class A common stock, including the exchange of Common Units (together with the cancellation of an equal number of shares of Class B common stock) for Class A common stock, the conversion of vested Incentive Units into Common Units, and outstanding RSUs and ESPP purchase rights, to the extent they are dilutive. The potential exchange of Common Units is evaluated under the if-converted method, which assumes the exchange occurred at the beginning of the period and adds back to the numerator the net income attributable to noncontrolling interests, adjusted for the incremental income tax expense that the Corporation would have incurred on the exchanged interests. Incentive Units, RSUs and ESPP purchase rights are evaluated under the treasury stock method.
The following table sets forth the computation of basic and diluted earnings (loss) per share of Class A common stock for the period from July 31, 2026 to September 27, 2026:

(in millions, except per share amounts)	July 31 - September 27, 2026
Numerator — basic:
Net loss subsequent to the Reorganization Transactions	$(13)
Less: net loss attributable to noncontrolling interests	(2)
Net loss attributable to Jersey Mike’s Subs Inc. — basic	$(11)

Denominator — basic:
Weighted-average shares of Class A common stock outstanding — basic	233
Basic loss per share of Class A common stock	$(0.05)

Numerator — diluted:
Net loss attributable to Jersey Mike’s Subs Inc. — basic	$(11)
Add: Net loss attributable to noncontrolling interests, net of incremental tax	(4)
Net loss attributable to Jersey Mike’s Subs Inc. — diluted	$(15)

Denominator — diluted:
Weighted-average shares of Class A common stock outstanding — basic	233
Effect of dilutive securities:
Exchange of Common Units	84
Weighted-average shares of Class A common stock outstanding — diluted	318
Diluted loss per share of Class A common stock	$(0.05)

Approximately 14 million shares related to the Company’s equity-based compensation programs were excluded from the computation of diluted earnings per share for the period from July 31, 2026 to September 27, 2026 because their effect would have been anti-dilutive or because the issuance of the underlying shares is contingent on conditions not satisfied as of the end of the period.
14. RELATED-PARTY TRANSACTIONS
In the ordinary course of business, the Company enters into transactions with related parties. These transactions are described below.
The Company has relationships with certain franchise owners that may be considered variable interest entities (“VIEs”). These franchise owners are independently owned and operated, and the Company does not have an equity ownership interest in these entities. The Company’s involvement with these franchise owners arises primarily from franchise agreements, as well as, in certain instances, limited guarantees or other forms of financial support.
The Company is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact their economic performance. Such activities are primarily controlled by the franchise owners, including day-to-day operations, staffing, and local business decisions. Accordingly, the Company does not consolidate these entities.
The Company’s maximum exposure to loss related to these franchise owners is limited to the carrying value of any related receivables and any amounts subject to guarantee arrangements.
Contingent Consideration
As part of the Reorganization Transactions, the contingent consideration liability related to the sponsor acquisition was assigned to Jersey Mike’s Holdings. Jersey Mike’s Holdings is now subject to an earn-out arrangement providing for a payment of $250 million to the founder after Jersey Mike's stores operational worldwide reach 4,000 locations or upon a change in control event. The earn-out is expected to be paid by Jersey Mike’s Holdings upon the opening of the 4,000th store. The liability is carried at $227 million as of September 27, 2026 within Other non-current liabilities and is accreted to its expected settlement amount, with changes recognized in Revaluation of contingent liability.
IPO-Related Legal Fees Paid on Behalf of Related Parties
In connection with the IPO, the Company paid $1 million of legal fees incurred by certain Continuing Unitholders and Pre-IPO Stockholders, including entities affiliated with the Company's founder in connection with the IPO and the related Reorganization Transactions. The Company paid these fees, and the related parties are not required to reimburse the Company. For the thirteen and thirty-nine weeks ended September 27, 2026, the Company recorded $1 million of legal fees within General and administrative expenses in the Condensed Consolidated Statements of Operations in connection with this arrangement. As of September 27, 2026, no amounts remained unpaid or included in accrued expenses.
Tax Receivable Agreement
In connection with the Reorganization Transactions and the IPO, the Corporation entered into the TRA with certain of its pre-IPO owners, including entities affiliated with the sponsor and the founder, which are related parties of the Company. As a result, transactions under the TRA are related party transactions. See Note 8 — Income Taxes.
Due from Unconsolidated Affiliates and Notes Receivable
Amounts due from unconsolidated related party affiliates and notes receivable from related parties were zero and less than $1 million as of September 27, 2026 and December 28, 2025, respectively, and are recorded within Prepaid expenses and other current assets and Other assets. These balances represent advances and loans made by the Company to entities owned by a minority equity holder, and members of his immediate family. These advances and notes to franchise owners are unsecured, bear varying interest rates, and are expected to be repaid to the Company in the normal course of business.

Operating Leases
The Company leased corporate office space from an entity owned by the family of the minority equity holder. During June of 2026 the Company vacated this space in connection with the relocation of its headquarters. Management determined that the associated operating lease right-of-use assets were impaired and recorded a non-cash impairment charge of $6 million, inclusive of estimated unavoidable lease and facility costs associated with the vacated facilities. The Company remains obligated under the underlying lease agreements through the expiration of the respective lease terms. These amounts are included within General and administrative expenses in the Condensed Consolidated Statements of Operations.
Franchise Owner Ownership
Royalty revenues earned from related party franchise owners represented less than 1% of total revenues for the thirteen and thirty-nine weeks ended September 27, 2026 and approximately 1% of total revenues for the periods from January 16 to September 28, 2025 and January 1 to January 15, 2025. These amounts are included within Royalties and other revenues in the Condensed Consolidated Statements of Operations.
On December 31, 2025, the Company entered into a Master Franchise and Operation Agreement with an entity controlled by the Company's founder providing for the development of a minimum of 300 stores to be opened in the United Kingdom and Ireland. No amounts related to this agreement have been recorded in the accompanying financial statements.
Transition Agreement
In connection with the sponsor acquisition, the Company entered into a transition agreement with its former Chief Executive Officer, pursuant to which he served as Chair of the Board of Directors of Jersey Mike’s Holdings through January 16, 2026. During this period, he continued to receive payment of his base salary and reimbursement for business expenses in accordance with the Company’s expense policy. Total payments under this agreement were less than $1 million for the thirty-nine weeks ended September 27, 2026 and approximately $5 million for the annual period ended December 28, 2025 and were recorded within General and administrative expense on the Condensed Consolidated Statements of Operations.
Reimbursement Liability to Sponsor
In connection with the sponsor acquisition, the Company entered into an administrative service agreement with the Sponsor, pursuant to which the Company is required to pay or reimburse the Sponsor for certain expenses incurred in connection with the monitoring and evaluation of the Company’s operations. For the thirty-nine weeks ended September 27, 2026, approximately $2 million in payments have been made under this agreement. Additionally, the Company has recorded less than $1 million within Accrued expenses and other current liabilities as of September 27, 2026, related to this agreement.

15. SEGMENT INFORMATION
The Company operates as a single reportable segment and reports financial information, including Net income determined in accordance with U.S. GAAP, among other measures, on a consolidated basis to the Company’s Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”). The CODM uses Net income to make operating decisions, allocate resources, and evaluate financial performance, primarily by monitoring actual results compared to forecasted results, as well as by reviewing year-over-year results and trending historical performance. The CODM also uses Net income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of actual versus forecasted results are used in assessing the performance of the segment.
The CODM reviews significant segment expenses for the Company’s single reportable segment. Significant segment expenses include General and administrative expenses, Advertising expenses, and Depreciation and amortization, all of which are presented in the Company’s Condensed Consolidated Statements of Operations. Other segment items include Interest income, Interest expense, Loss on debt extinguishment, Gain on sale of company-owned stores, Revaluation of contingent liability and Income tax expense, which are also presented in the Company’s Condensed Consolidated Statements of Operations.
16. SUBSEQUENT EVENTS
Share Repurchase and Special Dividend
On October 26, 2026, the Corporatin’s Board of Directors approved a stock repurchase authorization of up to an aggregate of $100 million of the Corporation’s outstanding Class A common stock and also declared a special cash dividend of $0.35 per share payable on November 19, 2026 to holders of Class A common stock as of the close of business on November 5, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Jersey Mike's Subs Inc. (collectively with its wholly owned subsidiaries on a consolidated basis, “Jersey Mike's,” the “Company,” “we,” “our,” or “us”) should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the audited consolidated financial statements and the related notes as of December 28, 2025 (Successor) and for the periods from January 16, 2025 to December 28, 2025 (Successor), January 1, 2025 to January 15, 2025 (predecessor) included in our final prospectus (the “IPO Prospectus”) filed with the SEC on July 31, 2026 pursuant to Rule 424(b)(4) under the Securities Act, as amended, relating to our Registration Statement on Form S-1 (File No. 333-297228) (the “IPO Registration Statement”) filed in connection with our initial public offering (the “IPO”). In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties, and assumptions, such as our plans, objectives, expectations, and intentions. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors, including those described under the sections entitled “Risk Factors” in our IPO Prospectus and “Forward-Looking Statements” herein.
The following discussion and analysis reflects the historical results of operations and financial position of Jersey Mike’s HoldCo, LLC (“Jersey Mike's Holdings”) prior to the Reorganization Transactions (as defined herein) on July 29, 2026, and of Jersey Mike’s Subs Inc. and its consolidated subsidiaries thereafter
For the following discussion, results for the thirty-nine weeks ended September 27, 2026 are compared to the combined results of the Predecessor period from January 1 to January 15, 2025 and the Successor period from January 16 to September 28, 2025. The combined amounts are the arithmetic sum of the two periods and are not presented in accordance with U.S. GAAP and do not reflect pro forma adjustments. We believe the combined presentation provides a meaningful basis for comparing our results to the current-year period.
We operate on a 52/53-week fiscal year ending on the last Sunday of each calendar year. Our fiscal quarters are comprised of 13 weeks, with the exception of the fourth quarter of a 53-week year, which contains 14 weeks. Refer to “Factors Affecting the Comparability of our Results of Operations” for further information.
Overview
Jersey Mike’s is a high-growth franchisor of fast casual, submarine-style sandwich restaurants specializing in authentic, hand-crafted, craveable subs. Built over 70 years on one uncompromising belief – that a truly great sub sandwich can change your day and that a truly great brand changes its community – Jersey Mike’s is now one of the largest and fastest-growing limited-service restaurant brands based on U.S. systemwide sales and unit growth, with 3,456 stores across all 50 states and two countries (U.S. and Canada) – nearly all of which are franchised. We believe our sub sandwiches have a broad appeal and serve a diverse range of customers across the lunch, snack, and dinner dayparts.
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
Highlights for the thirteen weeks ended September 27, 2026 compared to the thirteen weeks ended September 28, 2025
•Systemwide sales of $1.204 billion increased 11%
• 80 new store openings, with net store growth of 8.8%
•Average Unit Volume (AUV) of $1.386 million
•Same-Store Sales Growth of 3.0%
•Digital sales represented 43% of systemwide sales
•Total revenue grew 10% to $209 million vs. $190 million in the prior year
•Net income of $10 million, a decrease of 69% from $32 million
•Adjusted EBITDA growth of 20% to $125 million
Factors Affecting the Comparability of our Results of Operations
Initial Public Offering
On July 29, 2026, our IPO Registration Statement was declared effective by the SEC, and our Class A common stock began trading on the NYSE on July 30, 2026. On July 31, 2026, we completed the offering of 43 million shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”), 30 million of which were sold by certain of our pre-IPO owners consisting of entities associated with Blackstone Inc. (the “selling stockholders”) for cash consideration of $21.85 per share (net of underwriting discounts). As contemplated in the IPO Prospectus, we used the proceeds (net of underwriting discounts) from the issuance of approximately 13 million shares of Class A common stock of approximately $301 million to purchase an equivalent number of newly issued Common Units from Jersey Mike's Holdings, which Jersey Mike’s Holdings in turn used on August 17, 2026 to repay a portion of the outstanding indebtedness totaling $301 million under the Series 2026 Notes, consisting of $46 million in aggregate principal amount of our $250 million Series 2026 Notes, and $255 million aggregate principal amount of our $510 million Series 2026-1A Notes. On August 24, 2026, the underwriters exercised their option to purchase 3 million additional shares of Class A common stock at a price of $21.85 per share (net of underwriting discounts). We did not receive any proceeds from the sale of shares of Class A common stock by the selling stockholders (including sales pursuant to the underwriters’ option to purchase additional shares from the selling stockholders).
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
In addition, following the completion of the IPO, we have begun to incur equity-based compensation expense associated with awards that vest upon our Sponsor achieving certain investment return metrics (see Note 12, Equity-Based Compensation). In addition, in connection with the Reorganization Transactions and the IPO, we entered into the tax receivable agreement with certain of the pre-IPO owners (see Note 8, Income Taxes).

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
The key performance measures, some of which are non-GAAP financial measures, used by our management to evaluate our performance are presented below.

Systemwide Sales	Represents net sales for all Jersey Mike’s stores. This measure allows management to better assess our overall store performance, the health of our brand and the strength of our market position compared to competitors. Our systemwide sales growth is driven by the number and sales volume of new store openings as well as Same-Store Sales Growth. Note that Systemwide Sales do not reflect our revenue and should not be viewed as a substitute for Total revenues discussed below.
Same-Store Sales Growth	Represents the change in year-over-year sales for the same store base on a constant-currency basis. We define the same-store base to include those traditional stores (whether company-owned or franchised) open for at least 425 days (14 calendar months). This measure highlights the performance of existing traditional stores, while excluding the impact of new traditional store openings and permanent closures. Same-Store Sales Growth is driven by increases in transactions and average check. Average check increases are driven by price increases or favorable mix shift from either an increase in items purchased or shifts into higher-priced items. Non-traditional stores, which are not included in Same-Store Sales Growth, include locations or operating models materially different than a standard Jersey Mike’s location, including kiosks, airports, colleges, commissaries, food courts, entertainment venues, etc., which make comparability year-over-year difficult or not meaningful.
Digital sales mix	Represents the percentage of Systemwide Sales that are generated through our digital channels (mobile app, online ordering, and third-party delivery) and measures the performance of our investments made in our digital platform and partnerships with third-party delivery partners.
Average Unit Volume (AUV)	Represents (i) the trailing 364 days sales of stores in the comparable store base, divided by (ii) the number of operating days of comparable stores in the same period, multiplied by (iii) 364. Operating days is equal to the number of days the store was open for business. The calculation of Average Unit Volume excludes both non-traditional stores and any traditional stores that have been open for less than 425 days. We use AUV to assess and understand the overall performance of stores in our system, as well as the profitability of our franchise owners. AUV is impacted by changes in guest traffic, menu prices and product mix.
Net Store Growth	Represents (i) the total number of open stores as of a specific date divided by (ii) total number of open stores in the prior annual period, (iii) minus one.

New store openings	Represents the number of gross store openings in a period including franchised and company-owned stores.
Total stores	Represents the number of stores in our system as of the relevant measurement date, including both company-owned and franchised stores and traditional and non-traditional stores.
Total revenues	Reflects royalty and advertising revenue derived from Systemwide Sales across our franchised store base, supplemented by contributions from company-owned locations, as well as other revenues such as supplier program payments, upfront development and franchise fees, technology fees and gift card income.
Adjusted EBITDA	Defined as Net income plus (i) interest expense, net of interest income; (ii) income tax expense; (iii) depreciation and amortization; (iv) equity-based compensation and related payroll taxes; (v) acquisition-related expenses; (vi) IPO-related expenses; (vii) founder-related discretionary expenses that by their nature have not recurred and are not expected to recur in periods following the sponsor acquisition; (viii) Area Director buyouts; (ix) corporate transition (severance, early contract termination, etc.) and other expenses; (x) loss on debt extinguishment; and (xi) the revaluation of the contingent liability; less (xii) gain on sale of company-owned stores Adjusted EBITDA is a non-GAAP financial measure. See “—Non-GAAP Financial Measures.”
The following table sets forth our key performance measures for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Systemwide Sales (in billions)	$1.204	$1.083	$3.511	$3.194
Same-Store Sales Growth	3.0%	3.9%	2.3%	4.1%
Digital sales mix	43%	42%	44%	42%
Average Unit Volume (AUV, in millions)	$1.386	$1.365	$1.386	$1.365
Net Store Growth	8.8%	8.8%	8.8%	8.8%
New store openings (gross)	80	54	210	186
Total stores (end of period)(a)	3,456	3,177	3,456	3,177

(a)Includes 36 non-traditional stores as of September 27, 2026 and 37 non-traditional stores as of September 28, 2025.
The following table presents the changes in our portfolio for fiscal year 2026 to date:

	Domestic Franchised	International Franchised	Company- owned	Total System
Store count as of December 28, 2025	3,209	21	26	3,256
Openings	47	—	—	47
Closures	(3)	—	—	(3)
Net transfers(a)	(10)	—	10	—
Store count as of March 29, 2026	3,243	21	36	3,300
Openings	73	9	1	83
Closures	(5)	—	—	(5)
Net transfers(a)	11	—	(11)	—
Store count as of June 28, 2026	3,322	30	26	3,378
Openings	69	11	—	80
Closures	(2)	—	—	(2)
Net transfers(a)	4	—	(4)	—
Store count as of September 27, 2026	3,393	41	22	3,456

(a)Represents store transfers between franchise owners and the Company.

The following table sets forth our financial results of operations for the periods presented:

	Successor				Predecessor
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended September 27, 2026	Period from January 16 to September 28, 2025	Period from January 1 to January 15, 2025
($ in millions)	September 27, 2026	September 28, 2025
Total revenues	$209	$190	$602	$518	$28
Net income (loss)	$10	$32	$23	$105	$(4)
Adjusted EBITDA	$125	$104	$323	$267	$12
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

Royalties and other revenue	Consist of (i) sales-based fees calculated as a percentage of franchised store sales and (ii) other revenue, which primarily includes supplier program payments, technology fees, initial franchise fees and upfront development fees in connection with franchise and area development agreements, and gift card income.
Advertising revenue	Consist of fees charged to franchise owners based on a percentage of their gross sales. These fees are collected and administered by us to support systemwide brand marketing and advertising, including national and local media campaigns. Although recognized as revenue, these activities are performed for the benefit of the overall brand and franchise system.
Company-owned stores sales	Represents the revenue from sales of food and beverage products from all company-owned Jersey Mike’s stores.
General and administrative expenses	Consists of administrative costs, compensation, and other costs associated with corporate and administrative functions.
Advertising expenses	Represents brand-level marketing and advertising on behalf of our franchise owners and the Jersey Mike’s brand.
Depreciation and amortization	Consists of amortization of definite-lived intangible assets (principally franchise agreements) and depreciation of fixed assets at both corporate office and company-owned stores over their useful lives.
Company-owned stores expenses	Consist of store-level cost of goods sold (food, beverage and paper costs) as well as labor, occupancy and other operating expenses (i.e. credit card and delivery fees, supplies, utilities, etc.) for all company-owned Jersey Mike’s stores.
Interest income	Consists primarily of interest earned on cash and cash equivalents.
Interest expense	Consists of interest on long-term debt and notes payable as well as the amortization of deferred financing costs and the amortization of fair value adjustments to debt recorded in connection with purchase accounting.
Loss on debt extinguishment	Consists of the non-cash write-off of unamortized debt issuance costs and debt discount associated with former debt.
Income tax expense	Historically consists of state income taxes. Following the Reorganization Transactions, Jersey Mike’s Subs Inc. is subject to taxation, including federal taxes as a corporation.

Results of Operations
Comparison of the Thirteen Weeks Ended September 27, 2026 and the Thirteen Weeks Ended September 28, 2025
The following table sets forth our results of operations for the periods presented:

(in millions)	Thirteen Weeks Ended September 27, 2026	Thirteen Weeks Ended September 28, 2025
Revenue:
Royalties and other revenues	$143	$128
Advertising revenue	57	53
Company-owned stores sales	9	9
Total revenues	209	190
Operating expenses:
General and administrative expenses	87	54
Advertising expenses	46	45
Depreciation and amortization	26	25
Company-owned stores expenses	7	8
Total operating expenses	166	132
Revaluation of contingent liability	(2)	—
Gain on sale of company-owned stores	7	—
Operating income	48	58
Interest income	(3)	(3)
Interest expense	28	29
Loss on debt extinguishment	6	—
Income before income tax expense	17	32
Income tax expense	7	—
Net income	$10	$32
Adjusted EBITDA	$125	$104
During the thirteen weeks ended September 27, 2026, royalties and other revenue totaled $143 million, increasing $15 million, or 12%, year over year. Advertising revenue was $57 million, increasing $4 million, or 8% year over year. The growth in both revenue streams was driven by Net Store Growth of 8.8% and Same-Store Sales Growth of 3.0%, with Same-Store Sales Growth primarily driven by transaction growth. Advertising revenue increased less than royalties and other revenue primarily as a result of changes to our delivery strategy at the end of 2025 wherein we no longer collect advertising revenue on third-party delivery markups.
General and administrative expenses were $87 million for the thirteen weeks ended September 27, 2026, an increase of $33 million, or 61%, compared to $54 million for the thirteen weeks ended September 28, 2025. The change included the following items:
•$30 million of higher non-cash equity-based compensation expense, including a cumulative catch-up adjustment of $29 million in connection with our IPO (see Note 12, Equity-Based Compensation).
•$16 million of higher IPO-related expenses. IPO-related expenses were $17 million, compared to $1 million in the prior-year period, and consisted of legal, consulting, accounting and other professional fees.
•$10 million of lower Area Director buyout costs. No buyouts occurred during the current-year quarter, and all Area Director buyouts had been completed as of September 27, 2026 (see Note 2, Summary of Significant Accounting Policies).
•$1 million of lower corporate transition and other expenses.
Excluding these items, all other general and administrative expenses decreased $2 million year over year. Lower fees under our former Area Director program, which we expect to continue following our transition to an internally staffed franchise support model, reduced expenses by $9 million and more than offset $7 million of incremental costs related to operating as a public company.
Advertising expenses were $46 million during the thirteen weeks ended September 27, 2026, increasing by $1 million, or 2% year over year. The increase primarily reflects higher contributions by franchise owners, which were deployed into sales-generating marketing investments, partially offset by the timing of digital marketing spend as we execute against our strategy to shift toward higher-return initiatives.
During the thirteen weeks ended September 27, 2026, net income was $10 million compared to net income of $32 million in the prior year, decreasing $22 million, or 69% year over year. The decrease was primarily driven by higher general and administrative expenses previously discussed as well as a $7 million increase in income tax expense, a $6 million loss on debt extinguishment and a $2 million revaluation of contingent liability; these increases were partially offset by our revenue growth and a $7 million gain on sale of company-owned stores this quarter.
During the thirteen weeks ended September 27, 2026, Adjusted EBITDA was $125 million, compared to $104 million in the prior year, increasing $21 million, or 20% year over year. The increase was driven by net store growth and the growth in same-store sales, while also benefitting from lower general and administrative expenses (after consideration of adjustments to Adjusted EBITDA).
Comparison of the Thirty-Nine Weeks Ended September 27, 2026 (Successor), the Period from January 1 to January 15, 2025 (Predecessor) and the Period from January 16 to September 28, 2025 (Successor)
The following table sets forth our results of operations for the periods presented:

	Successor		Predecessor
	Thirty-Nine Weeks Ended September 27, 2026	Period from January 16 to September 28, 2025	Period from January 1 to January 15, 2025
Revenue:
Royalties and other revenues	$403	$344	$19
Advertising revenue	165	147	7
Company-owned stores sales	34	27	2
Total revenues	602	518	28
Operating expenses:
General and administrative expenses	231	127	19
Advertising expenses	161	130	8
Depreciation and amortization	77	71	—
Company-owned stores expenses	26	22	1
Total operating expenses	495	350	28
Revaluation of contingent liability	(2)	—	—
Gain on sale of company-owned stores	21	—	—
Operating income	126	168	—
Interest income	(6)	(8)	(1)
Interest expense	89	71	5
Loss on debt extinguishment	13	—	—
Income (loss) before income tax expense	30	105	(4)
Income tax expense	7	—	—
Net income (loss)	$23	$105	$(4)
Adjusted EBITDA	$323	$267	$12
During the thirty-nine weeks ended September 27, 2026, royalties and other revenue totaled $403 million, increasing $40 million, or 11%, year over year. Advertising revenue was $165 million, increasing $11 million, or

7% year over year. The growth in both revenue streams was driven by Net Store Growth of 8.8% and Same-Store Sales Growth of 2.3%, with Same-Store Sales Growth primarily driven by transaction growth. Advertising revenue increased less than royalties and other revenue primarily as a result of changes to our delivery strategy at the end of 2025 wherein we no longer collect advertising revenue on third-party delivery markups.
General and administrative expenses were $231 million for the thirty-nine weeks ended September 27, 2026, an increase of $85 million, or 58%, compared to $146 million for the combined prior-year period. The change included the following items:
•$38 million of higher Area Director buyout costs. Area Director buyout costs were $52 million compared to $14 million in the prior-year period.
•$36 million of higher non-cash equity-based compensation expense, including a cumulative catch-up adjustment of $29 million in connection with our IPO.
•$29 million of higher IPO-related expenses.
•$8 million of higher corporate transition and other expenses.
•$11 million of founder-related discretionary expenses and $1 million of acquisition-related expenses that were incurred in the prior-year Predecessor period and did not recur.
Excluding these items, all other general and administrative expenses decreased $14 million year over year, as $23 million of lower fees under our former Area Director program more than offset $9 million of incremental costs related to operating as a public company.
Advertising expenses were $161 million during the thirty-nine weeks ended September 27, 2026, increasing by $23 million, or 17% year over year. The increase primarily reflects higher contributions by franchise owners, which were deployed into sales-generating marketing investments, partially offset by the timing of digital marketing spend as we execute against our strategy to shift toward higher-return initiatives.
During the thirty-nine weeks ended September 27, 2026, net income was $23 million, compared to $101 million in the prior year. The decrease was primarily driven by higher general and administrative expenses, higher net interest expense, a $13 million loss on debt extinguishment, and a $7 million increase in income tax expense; these increases were partially offset by our revenue growth and a $21 million gain on sale of company-owned stores during the period.
During the thirty-nine weeks ended September 27, 2026, Adjusted EBITDA was $323 million, compared to $279 million in the prior year, increasing $44 million, or 16% year over year. The increase was driven by net store growth and the growth in same-store sales, while also benefitting from lower general and administrative expenses (after consideration of adjustments to Adjusted EBITDA).
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
Because of these limitations, this non-GAAP measure should be viewed as a supplement to, and not substitute for, GAAP results. To properly and prudently evaluate our business, we encourage you to review the financial statements included elsewhere herein and not rely on a single financial measure to evaluate our business. We also strongly urge you to review the reconciliation of each of these non-GAAP measures to their most comparable GAAP measure.
The following tables provide reconciliations of the non-GAAP measures to the most directly comparable GAAP financial measures for all periods presented:

	Successor				Predecessor
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended September 27, 2026	Period from January 16 to September 28, 2025	Period from January 1 to January 15, 2025
(in millions)	September 27, 2026	September 28, 2025
Net income (loss)	$10	$32	$23	$105	$(4)
Add back:
Interest expense	28	29	89	71	5
Interest income	(3)	(3)	(6)	(8)	(1)
Income tax expense	7	—	7	—	—
Depreciation and amortization	26	25	77	71	—
Equity-based compensation expense(a)	37	7	43	7	—
Acquisition-related expenses(b)	—	—	—	—	1
IPO-related expenses(c)	17	1	30	1	—
Founder-related discretionary expenses(d)	—	—	—	—	11
Area Director buyouts(e)	—	10	52	14	—
Corporate transition and other expenses(f)	2	3	14	6	—
Loss on debt extinguishment	6	—	13	—	—
Revaluation of contingent liability(g)	2	—	2	—	—
Gain on sale of company-owned stores	(7)	—	(21)	—	—
Adjusted EBITDA	$125	$104	$323	$267	$12

(a)Represents non-cash expense and related payroll taxes associated with equity incentive compensation; included within G&A.
(b)Represents costs incurred in connection with the sponsor acquisition, included within G&A.
(c)Represents legal, consulting, accounting and other professional fees associated with preparing for the IPO, included within G&A. These expenses do not include ongoing public-company compliance or operational costs.
(d)Represents certain historical expenses that are a legacy of the Company’s operations as a private, founder-led organization, including large, founder-directed discretionary bonuses paid to certain individuals and charitable donations, that by their nature have not recurred and are not expected to recur after the sponsor acquisition. Included in G&A.
(e)Represents payments made to third-party Area Directors to terminate certain contracts that mandated payment of a percentage of gross sales for a geographic region. The final Area Director buyout was completed in the second quarter of fiscal 2026. Included in G&A.

(f)Represents expenses incurred in connection with restructuring our operations to a corporate-led business, including severance and settlement payments. Included in G&A.
(g)Represents the change in the value of the contingent consideration liability for the earnout related to the sponsor acquisition that is payable when Jersey Mike’s worldwide store count reaches 4,000 stores or upon a change of control event. The liability is remeasured each period until the earnout is paid, and the revaluation is recorded in operating income and presented separately in the Condensed Consolidated Statement of Operations.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash and cash equivalents, available borrowings under our variable funding notes (“VFN”) facility and cash generated by operating activities. As an asset-light franchisor, our primary non-operational uses of cash include capital expenditures to support technological initiatives, investments in our corporate headquarters, development of a limited number of company-owned stores and debt service. At times, we may also elect to purchase, open or divest company-owned stores, though we currently have no plans to materially increase the number of company-owned stores. In addition, we expect to use cash to repurchase shares of our Class A common stock under our share repurchase program, pay dividends and to fund future payments under the Tax Receivable Agreement, which may increase as a result of future exchanges of Common Units for shares of Class A common stock. We believe that cash provided by operating activities and existing cash and cash equivalents on hand, together with amounts available under our VFN facility, are sufficient to satisfy our anticipated cash requirements for at least the next twelve months.
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
Cash Flows
We had cash, cash equivalents and restricted cash of $325 million and $246 million as of September 27, 2026 and December 28, 2025, respectively. The following table summarizes our cash flows for the periods presented:

	Successor		Predecessor
(in millions)	Thirty-Nine Weeks Ended September 27, 2026	Period from January 16 to September 28, 2025	Period from January 1 to January 15, 2025
Net cash, cash equivalents and restricted cash provided by (used in):
Operating Activities	$177	$(207)	$—
Investing Activities (a)	(1)	(7)	5
Financing Activities	(97)	(102)	14
Net increase (decrease) in cash, cash equivalents, and restricted cash	$79	$(316)	$19

(a)Capital expenditures, comprising of purchases of property and equipment and capitalized software costs, for the thirty-nine weeks ended September 27, 2026 (Successor), for the period from January 16, to September 28, 2025 (Successor), and for the period January 1 to January 15, 2025 (Predecessor) were $7 million, $9 million and none, respectively.

Operating Activities: Net cash provided by operating activities was $177 million for the thirty-nine weeks ended September 27, 2026, compared to net cash used in operating activities of $207 million for the combined prior-year period, an increase of $384 million. The increase primarily reflected the absence of $411 million of transaction bonuses paid in the prior-year period and cash generated from the growth of our business. These increases were partially offset by $38 million of higher cash payments for Area Director buyouts, $27 million of higher cash paid for interest and $24 million of cash paid for IPO-related expenses.
Investing Activities: Net cash used in investing activities decreased $1 million compared to the combined prior-year period due to $4 million of net proceeds from the sale and purchase of company-owned stores and $3 million of lower purchases of property and equipment, partially offset by $5 million of lower repayments of notes receivable.
Financing Activities: Net cash used in financing activities increased $9 million compared to the combined prior-year period. In the current-year period, we received $301 million of net proceeds from our IPO, which were used to repay debt. Our current-year net debt activity was a $7 million cash outflow, compared to a $379 million cash inflow from net debt borrowings in the prior-year period. This $386 million change was partially offset by $377 million of lower distributions in the current-year period.
Share Repurchase and Special Dividend
On October 26, 2026, the Board of Directors approved a stock repurchase authorization of up to an aggregate of $100 million of our outstanding Class A common stock and also declared a special cash dividend of $0.35 per share payable on November 19, 2026 to holders of Class A common stock as of the close of business on November 5, 2026.
Securitization Financing Facilities
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
In February 2026, we issued $760 million of notes under this facility at fixed rates of 4.95% and 5.48% to refinance existing notes. In August 2026, we used the IPO proceeds to repay approximately $301 million of the outstanding indebtedness under the Series 2026 Notes consisting of $46 million in aggregate principal amount of our $250 million Series 2026-1 Notes and $255 million aggregate principal amount of our $510 million Series 2026-1A Notes.
As of September 27, 2026, we had $1,834 million in aggregate principal amount of notes outstanding under this facility with interest rates ranging from 2.49% to 5.64%. Interest and principal of all notes are payable quarterly. The nearest final maturity date is February 2052 with the nearest anticipated repayment date of February 2029.
We also hold Series 2024-1 Class A-1 Notes, a VFN facility that permit borrowings of up to $100 million and may be used to issue letters of credit and provide additional liquidity. Borrowings under our VFN bear interest at variable rates based on the prime rate, federal funds rate, or SOFR, in each case plus an applicable margin. The facility also includes a commitment fee of 1.25% on the unused portion of the commitment. As of September 27, 2026, we had no borrowings outstanding under the facility and a borrowing capacity of $72 million, which reflects $28 million of letters of credit issued against the VFN primarily related to interest reserve requirements.
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
The Securitization Notes include provisions that allow for optional principal payments when a specified leverage ratio, which is a measure of outstanding securitization debt (net of certain cash accounts, eligible investments, and amounts available under letters of credit) to net cash flow is less than or equal to 5.0x. This leverage ratio is calculated quarterly and allows the Company to elect whether to make principal payments unless the threshold is exceeded. As of September 27, 2026, our leverage ratio was below 5.0x and accordingly, we are not required to make any principal payments.

Tax Receivable Agreement
In connection with the IPO and the Reorganization Transactions, Jersey Mike’s Subs Inc. recognized a TRA liability of $1,369 million. As of September 27, 2026, the TRA liability was $1,369 million, all of which is classified as non-current because no payments are expected within the next twelve months. Jersey Mike’s Subs Inc made no payments under the TRA and recorded no remeasurement adjustments during the thirteen and thirty-nine weeks ended September 27, 2026. Future exchanges of Common Units for shares of Class A common stock are expected to result in additional TRA liabilities and deferred tax assets, which will be recorded through additional paid-in capital at the time of exchange.
Critical Accounting Estimates
The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates may require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. It is possible that materially different amounts would be reported using different assumptions. Our most significant accounting estimates are more fully described in our IPO Prospectus in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates”, and there have been no material changes to our critical accounting estimates from those disclosed in our IPO Prospectus.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, of the Notes to the Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Interest Rate Risk
Substantially all our indebtedness under our Securitization Notes is fixed rate, limiting our short-term interest rate risk. However, our VFN, which was undrawn as of September 27, 2026, is subject to floating interest rates. Assuming our VFN was to be fully drawn, a 100-basis-point increase to the applicable variable rate of interest would have increased the amount of interest expense by $1 million for the annual period.
Foreign Currency Risk
As of September 27, 2026, less than 1% of our total revenues was from non-U.S. dollar denominated sources; however, we would anticipate this mix will change over time as we execute an international expansion plan.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2026, pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 27, 2026, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Initial Public Offering and Use of Proceeds
On July 31, 2026, we completed the offering of 43 million shares of Class A common stock (30 million of which were sold by the selling stockholders) for cash consideration of $21.85 per share (net of underwriting discounts). On August 24, 2026, the underwriters exercised their option to purchase 3 million additional shares of Class A common stock at a price of $21.85 per share (net of underwriting discounts). The shares sold in the IPO, were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-297228) which was declared effective by the SEC on July 29, 2026. We did not receive any proceeds from the sale of shares of Class A common stock by the selling stockholders (including sales pursuant to the partial exercise of the underwriters’ option to purchase additional shares from the selling stockholders).

There has been no material change in the use of the net proceeds from our IPO as described in our IPO Prospectus and our Form 10-Q for the quarterly period ended June 28, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended September 27, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

10.10*	Amended and Restated Jersey Mike’s Subs Inc. 2026 Employee Stock Purchase Plan
10.11*	Form of Restricted Stock Unit Grant Notice and Agreement (Director) under the Jersey Mike’s Subs Inc. 2026 Omnibus Incentive Plan
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Jersey Mike’s Subs Inc.

Date:	October 28, 2026	By:	/s/ Charles R. Morrison
Charles R. Morrison
Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2026	By:	/s/ Michele Allen
Michele Allen
Chief Financial Officer
(Principal Financial Officer)

Date:	October 28, 2026	By:	/s/ James Whalen
James Whalen
Chief Accounting Officer
(Principal Accounting Officer)